Form 10-K
period 1993-12-31
PLY GEM INDUSTRIES INC
filed 1994-03-28
CIK 79209

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                               ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (FEE REQUIRED)

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the fiscal year ended                 Commission file number
           DECEMBER 31, 1993                             1-4087

                               ----------------

                            PLY GEM INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               11-1727150
      (State or other jurisdiction        (I.R.S. Employer Identification No.)
    ofincorporation or organization)

  777 THIRD AVENUE, NEW YORK, NEW YORK                   10017
    (Address of principal executive                    (Zip Code)
                offices)

       Registrant's telephone number, including area code: (212) 832-1550

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                               NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                ON WHICH REGISTERED
      ---------------------------------  ---------------------------------
      Common Stock, $.25 par value       American Stock Exchange
      Convertible Senior Subordinated
       Discount Debentures Due 2008      American Stock Exchange

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No    .
                                              ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, using the closing price which the registrant's voting stock was sold on such date, was the following:

                       $297,507,551 AS OF MARCH 23, 1994

  The number of shares outstanding of the registrant's common stock, $.25 par value was 14,604,202 as of March 23, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE

          IDENTIFICATION OF DOCUMENT         PART INTO WHICH INCORPORATED
      ----------------------------------  -----------------------------------
      Proxy Statement for Annual Meeting
       of Stockholders to be held on May
       12, 1994                           Part III -- Items 10, 11, 12 and 13

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  PLY GEM Industries, Inc., a Delaware corporation ("Ply Gem", hereinafter with its subsidiaries referred to collectively as the "Company"), was originally incorporated in 1946 in New York and reincorporated in Delaware in 1987. The Company is a leading manufacturer and distributor of a wide range of specialty products for the home improvement industry. The Company believes that it is among the nation's largest manufacturers of wood windows, vinyl siding and accessories, and vinyl windows, and one of the major suppliers of specialty wood and other related products. Each of the Company's ten wholly-owned subsidiaries and its one division have achieved a leading market position within their respective niches of the home improvement industry.

  The home improvement industry includes products designed for all remodeling, repair and alteration of residential structures, whether the work is performed by the homeowner (the "do-it-yourselfer" or "D-I-Y"), or by a professional contractor. Home improvement products, which in some cases are also used in new construction applications, are sold either through retailers or specialty wholesale distributors that in turn sell to retailers, contractors and builders. The success of the recently introduced warehouse home center format, such as that utilized by Home Depot, continues to change the traditional way in which home improvement products are sold.

  The Company's primary objective is to become the supplier of choice to the home improvement industry for high margin specialty products. The Company believes that it is uniquely positioned to provide products and services to the major home center retailers, which the Company believes is the fastest growing segment of the home improvement industry.

  The Company's products are distributed through an extensive network which includes major retail home center chains, specialty home remodeling distributors, lumber and building products wholesalers, professional contractors and Company operated distribution centers. The products are marketed throughout the United States, Canada and Puerto Rico through Company sales personnel and independent representatives.

  The Company operates predominantly in one business segment -- Home Improvement Products. Prior to 1992, the Company reported in two industry segments, Home Improvement Products and Home Products. The operations of the latter segment, consisting of manufacturing and distribution of disposable paper and cloth vacuum cleaner bags, have become less significant over the past several years and as a result the Home Products operations are not material to an understanding of the Company's business taken as a whole.

                           BUSINESSES OF THE COMPANY

  The Company operates in four primary business groups: Windows, Doors and Siding; Specialty Wood Products; Distribution; and Home Products. Set forth below are the operating entities within each group and the year in which the entity was acquired by the Company. Ply*Gem Manufacturing is a division of the Company and constitutes the Company's original business.

                                                                   YEAR ACQUIRED
                                                                   -------------
WINDOWS, DOORS AND SIDING
Variform, Inc. ("Variform").......................................     1986
Great Lakes Window, Inc. ("Great Lakes")..........................     1986
SNE Enterprises, Inc. ("SNE").....................................     1989
Richwood Building Products, Inc. ("Richwood").....................     1992

                                                                   YEAR ACQUIRED
                                                                   -------------
SPECIALTY WOOD PRODUCTS
Ply*Gem Manufacturing
Goldenberg Group, Inc. ("Goldenberg").............................     1983
Hoover Treated Wood Products, Inc. ("Hoover") ....................     1983
Sagebrush Sales, Inc. ("Sagebrush")...............................     1988
Continental Wood Preservers, Inc. ("Continental").................     1988
DISTRIBUTION
Allied Plywood Corporation ("Allied").............................     1985
HOME PRODUCTS
Studley Products, Inc. ("Studley")................................     1969

WINDOWS, DOORS AND SIDING

  SNE Enterprises, Inc: SNE is a major manufacturer of wood windows, competing with companies such as Andersen, Marvin and Pella. The Company believes that it is the second largest supplier of wood windows to the major home center retailers.

  SNE manufactures a full line of wood windows and patio doors, glass and polycarbonate skylights, and wooden interior bifold doors and shutters. Its products are sold under the Crestline(R) and Vetter(R) brand names and include double hung, casement, sliding and awning windows as well as hinged and sliding patio doors. SNE will shortly introduce a window that offers the maintenance free and insulating benefits of a solid vinyl window yet has a wood interior that can be painted or stained. SNE's windows are available primed, or with an exterior cladding of either aluminum or vinyl. They are available in both custom and stock sizes, and are sold through an extensive network of home centers, lumber and building materials retailers, and specialized value added distributors. SNE's products are primarily for the home improvement market.

  The market for wood windows is highly competitive. SNE differentiates itself from its competition by pursuing a dual brand strategy, having a distribution base in both the remodeling and new construction markets, extensive custom design and manufacturing capabilities, and a superior field service and support network. In addition, SNE's strategy of manufacturing window components at its main facility in Central Wisconsin for final assembly at one of four strategically located assembly/distribution centers, allows for the delivery of product to customers on a just-in-time basis. The Company believes that SNE will continue to grow as its existing products gain brand recognition from cooperative and other advertising programs with its retail customers, and as it introduces new products. Furthermore, SNE is exploring opportunities to expand its business into new geographic markets.

  Variform, Inc.: Variform is a producer of vinyl siding in the United States and a leading supplier to the major home center retailers. Its vinyl siding, soffit and accessories are produced in a variety of patterns and colors, including woodgrains. Vinyl siding is used in both remodeling and new construction applications and has captured an increasing share of the market for exterior siding materials (which primarily includes wood, aluminum and masonry) due to its ease of installation, durability and low maintenance requirements.

  Vinyl siding is sold to either specialized wholesale distributors who in turn sell directly to remodeling contractors (one-step distribution), or to building materials distributors who sell to home centers and lumberyards who in turn sell to remodeling contractors (two-step distribution). While Variform sells through both channels of distribution, it focuses on the two-step market, where management believes it is a dominant supplier to the major home center retailers and retail lumber yards. The Company believes that Variform is able to compete on favorable terms as a result of its broad distribution coverage, high quality innovative products, and production efficiency. Additionally, Variform is strongest in the retail segment of the market, which continues to grow at a rate that is faster than the overall market, as warehouse retailers continue to take business away from the traditional one-step market by offering remodeling contractors a "one-stop-shop" for all of their home improvement materials needs.

  Great Lakes Window, Inc.: Great Lakes is a manufacturer of high quality, energy efficient, maintenance free vinyl replacement windows. Its products include double hung, casement, sliding and awning windows as well as hinged and sliding patio doors. Great Lakes offers a wide selection of products, including a variety of exterior colors and interior woodgrains, several different grille patterns and a wide assortment of glass options. Great Lakes products are primarily used in replacement applications, where windows and patio doors are manufactured for a specific order on a custom size basis. Accordingly, Great Lakes maintains relatively little finished goods inventory. Great Lakes has recently introduced a vinyl window to penetrate the new construction market which will be sold primarily through two-step distribution.

  Great Lakes sells its products through its highly trained sales force. It sells its products to specialty window distributors who in turn sell to remodeling contractors, and direct to large remodeling companies. The Company believes that Great Lakes is able to compete successfully due to the breadth and quality of its product offering, and its merchandising support that the Company believes is one of the best in the industry. In addition, Great Lakes has been the forerunner in introducing new designs to the industry. Great Lakes' innovative locking system, interior woodgrains and its use of various glass treatments, are a few examples of innovations that distinguish Great Lakes from its competition. Great Lakes expects to continue to develop new designs and features for its products in the future.

  Richwood Building Products, Inc.: Richwood is a manufacturer of siding accessories to the remodeling and new construction markets. Siding accessories include blocks, which allow for the flush mounting of items like light fixtures to the exterior of a home, and gable vents. Their products are sold through a network of manufacturers representatives and directly to home centers, lumberyards and wholesale distributors of building materials, electrical and plumbing products. Richwood is the only manufacturer of siding accessories to offer a color selection that matches the colors offered by most, if not all, major manufacturers of vinyl siding in the United States and Canada.

SPECIALTY WOOD PRODUCTS

  Hoover Treated Wood Products, Inc: Hoover is a producer of pressure treated wood products, selling to home center chains, lumberyards and building materials retailers and wholesalers. Its products include lumber and plywood which have been treated for fire retardancy and for protection against moisture and insect infestation.

  Sagebrush Sales, Inc.: Sagebrush is a manufacturer and distributor of specialty lumber and building products serving the home improvement and building materials markets in the Southwest.

  Goldenberg Group, Inc.: Goldenberg is a West Coast manufacturer and distributor of furniture components, laminates and board products to furniture manufacturers and other original equipment manufacturers, building material retailers and wholesalers.

  Ply*Gem Manufacturing is a manufacturer and distributor of decorative wall coverings. Its products include decorator paneling, planking and tileboard for the home improvement market. Ply Gem Manufacturing recently introduced a complete line of imported ceramic, porcelain and marble floor tile marketed through home centers and lumber yards.

  Continental Wood Preservers, Inc.: Continental is a Midwestern manufacturer of pressure treated wood products for home improvement retailers and lumberyards in the Midwest.

  While the specialty wood products industry is very competitive, the Company believes it is able to compete effectively by providing superior customer service, outstanding quality and, wherever possible, proprietary products. The companies within the group focus on high margin, niche markets within the broader defined wood products industry which tends to be commodity driven. Its products are sold through home center retailers and wholesalers of building materials. The Company believes that growth of this segment of its business will result from continued expansion of its share of the growing home center market.

DISTRIBUTION

  Allied Plywood Corporation: Allied is a national distributor of a broad range of high end specialty wood and wood related products, including hardwood plywood, melamine and other laminated board products, hardwood lumber, solid surface materials and cabinet hardware. It is also a major importer of Russian wood products, through its affiliate, Russian Wood Express Inc. ("Russian Wood"). Allied's customers are industrial woodworkers, including cabinet manufacturers, architectural millworkers, and manufacturers of store fixtures, furniture, signs and exhibits. Allied sells its products through an extensive network of twelve company operated warehouse facilities and utilizes numerous public warehouses located in various major port cities. Sales are generated by a well trained and experienced sales force.

  Allied differentiates itself from its competitors, which primarily include local independent distributors, by its superior customer service, geographic coverage and breadth of product line. As a result, it has become a preferred distributor of many products, selling them on an exclusive, or limited exclusive, basis.

  The Company believes that Allied's future growth will be from the introduction of new products, expansion of its customer base and the development of further opportunities through Russian Wood. Allied recently began to penetrate the retail home center market with some of its products and, the Company believes, will increase its sales to that industry segment.

HOME PRODUCTS

  Studley Products, Inc.: Studley is a manufacturer of disposable cloth and paper vacuum cleaner bags. In addition, it sells related floor care products, grass catcher bags for the lawn care market, and filtration products for use in pollution control applications. Studley's products are sold to manufacturers of vacuum cleaners, mass merchandisers and other retailers and recently to the retail home center market and other retailers.

  Even though the market is very competitive, Studley is able to compete on the basis of its technical expertise in the design and manufacture of its products, and in its use of high performance materials. Studley recently introduced an innovative new vacuum cleaner bag that is able to capture pollen and other allergy causing bacteria through the use of high performance materials. The continued introduction of new products and the fact that many consumers are now likely to own more than one vacuum cleaner are expected to provide opportunities for future growth.

PRODUCTION AND FACILITIES

  The Windows, Doors and Siding group operates fifteen manufacturing and warehouse facilities in the United States and one in Canada. Vinyl siding is produced by an extrusion process which forms siding through various dies from certain resin compounds, primarily polyvinyl chloride. Siding accessories are manufactured through an injection molding process using proprietary mold designs. Insulated vinyl framed replacement windows are manufactured, using a patented process, from insulated glass and vinyl extrusions. The manufacturing process of wood windows and patio doors involves cutting and shaping of components that are assembled with high speed tools. Final assembly of most wood window and door products takes place in four distribution centers located in the Eastern and Midwestern United States. The manufacturing plants generally operate in a "make-to-order" environment. In 1993, Variform completed construction of a 75,000 square foot vinyl siding manufacturing facility in Jasper, Tennessee and Great Lakes completed a 90,000 square foot plant expansion at its vinyl window manufacturing facility in Toledo, Ohio.

  The Specialty Woods group operates thirteen manufacturing and warehouse facilities in the United States. The treatment process of wood products generally involves vacuum pressure impregnation of chemicals into the wood in an enclosed vessel to ensure thorough penetration to meet industry and government standards. Some of the wood is kiln dried after treatment to remove moisture imparted during the pressure impregnation process, providing a clean, dry and easily handled product. The Company's high-speed laminating production facilities in Gloucester City, New Jersey afford flexibility in laminating paper and vinyl to various substrate materials. Furniture components are manufactured from particle board or fiberboard which is machined to customer specifications. Several unique proprietary processes are employed to manufacture these products efficiently. Specialty lumber products, including siding, decking and paneling are manufactured by the Company in three facilities with a combined annual production capacity in excess of 100 million board feet.

  Distribution operates twelve distribution centers located primarily in the East and utilizes numerous public warehouses located in various major port cities.

  Disposable and cloth vacuum cleaner bags are manufactured at two facilities in the United States and one in Canada. Disposable paper vacuum cleaner bags are manufactured on highly automated equipment, the major part of which was designed and built by the Company. Cloth vacuum cleaner bags are manufactured by cutting fabric to a preformed pattern which is then sewn into the finished product and packaged. The Company is continuously engaged in designing vacuum cleaner bags for new vacuum cleaner models.

RAW MATERIALS

  The principal raw materials used in the manufacture of the Company's products are polyvinyl chloride, polypropylene, glass, vinyl extrusions, particle board, fiberboard, plywood, various species of lumber such as pine, spruce, luaun, hemlock and fir, various chemicals, filter paper, woven and non woven fabric, and paper.

  The Company purchases its raw materials from a large number of domestic and international sources. The Company believes that there are alternative sources of supply in the event of its inability to purchase from its present suppliers.

SEASONALITY

  The Company's home improvement business is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of activity in both the home improvement and new construction markets. The Company's lowest sales levels usually occur during the first and fourth quarters. Since a high percentage of the Company's manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income tends to be lower in quarters with lower sales. Inventory and borrowings to satisfy working capital requirements are usually at their highest level during the second and third quarters.

BACKLOG

  In general, the Company does not produce against a backlog of firm orders; production is geared primarily to the level of incoming orders and to projections of future demand. Significant inventories of finished goods, work-in-process and raw materials are maintained to meet delivery requirements of customers.

  Hoover and Continental maintain a steady backlog of firm orders to be filled in an amount representing approximately 7% of their annual sales. Distribution consists of warehouse operations where orders are filled from stock and where there is no significant backlog.

EMPLOYEES

  On January 3, 1994, Monte R. Haymon became President, Chief Operating Officer and a member of the Board of Directors of Ply Gem. Prior to joining Ply Gem, Mr. Haymon was President and Chief Executive Officer of a $2 billion manufacturing company. Mr. Haymon has over 20 years of experience in successfully managing multiple business units and achieving outstanding financial performance.

  At December 31, 1993 approximately 4,000 persons were employed by the Company. Approximately 1,300 of such employees are covered by collective bargaining agreements which expire at various times over the next three years. The Company has not had any significant work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES.

  The Windows, Doors and Siding group operates fifteen manufacturing and warehouse facilities in the United States and one in Canada ranging in size from approximately 20,000 square feet to 660,000 square feet. Of these facilities, nine are owned, and seven are leased under net leases that expire at various dates through 2016. The group's manufacturing facilities operated at ranges of approximately 75% to 95% of capacity during 1993.

  The Specialty Woods group has thirteen manufacturing and warehouse facilities in the United States ranging in size from approximately 35,000 square feet to 215,000 square feet. Of these facilities, seven are owned and six facilities are leased under net leases that expire at various dates through 2005. The group's manufacturing facilities operated at ranges of approximately 55% to 90% of capacity during 1993.

  Distribution operates twelve distribution centers located primarily in the East ranging in size from approximately 16,000 square feet to 70,000 square feet. Two facilities are owned and ten facilities are leased under leases that expire at various dates through 1998.

  Home Products has two manufacturing facilities in the United States and one in Canada. These facilities range in size from approximately 39,000 square feet to 160,000 square feet and are leased by the company under leases that expire at various dates through 2007. The facilities operated at ranges of approximately 60% to 65% of capacity during 1993.

  The Company's building, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for current and future production requirements.

  The Company's executive offices are located at 777 Third Avenue, New York, New York and consist of 9,500 square feet of office space which is leased through 1999.

ITEM 3. LEGAL PROCEEDINGS.

  Hoover, a wholly-owned subsidiary of Ply Gem, is a defendant, along with many other parties, in a number of commercial lawsuits, including a purported class action on behalf of certain Maryland homeowners, alleging property damage caused by alleged defects in certain pressure treated interior wood products it produced and sold through August, 1988. Sales of this product constituted less than 3% of the total sales of Ply Gem and its subsidiaries on a consolidated basis during the period January 1, 1984 through December 31, 1990. Ply Gem is also a defendant in many of these suits. The number of lawsuits pending as of December 31, 1993, as well as the number of lawsuits filed in 1993, has declined significantly.

  Many of the suits and claims have been settled. In those suits that remain pending, direct defense costs are being paid by either insurance carriers, under reservations of rights agreements, or out of insurance proceeds. Two actions have proceeded to trial against Hoover and resulted in jury verdicts against it. In one of these actions, judgment was entered in Hoover's favor by the court after a jury verdict against it and the plaintiff's petition to appeal from the judgment entered in Hoover's favor has been denied. Hoover is appealing the other judgment and believes that it has meritorious grounds for overturning it in whole or in part. Certain carriers have brought actions challenging coverage. Hoover and Ply Gem believe they have meritorious claims for coverage, are defending these actions, have counterclaimed and are seeking declaratory judgments confirming coverage. Many of the coverage claims have been settled and proceeds from those settlements, along with the proceeds from a settlement of claims by Hoover against certain suppliers of materials used by it in the production of treated wood, are available for the settlement of the underlying property damage actions, including the jury verdict now on appeal. Hoover believes that its remaining coverage disputes will be resolved and a substantial amount of additional coverage will be available to it.

  Hoover and Ply Gem are vigorously defending those lawsuits which cannot be resolved on a reasonable basis and believe that they have meritorious defenses to those suits including, in the case of Ply Gem, the defense that it has been improperly joined, as it did not manufacture or market the Hoover products at issue, and is not legally liable for the damage allegedly caused by them.

  In evaluating the effect of the lawsuits, a number of factors have been considered, including: the number and exposure posed by the pending lawsuits; the significant decline in the number of lawsuits filed in 1993; the availability of various legal defenses, including statutes of limitation, the existence of settlement protocols, an agreement indemnifying Hoover as to certain past and future claims and Hoover's experience in settling with its insurance companies and the likely availability of additional insurance. It is estimated that the future cost of resolving those matters not presently covered by existing settlements with insurance carriers and suppliers is sixteen million dollars, which it expects will be covered by future recoveries from additional insurance carriers. Based on its evaluation, the Company believes that the ultimate resolution of the lawsuits and the insurance claims will not have a material adverse effect upon the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  NONE

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The Company's common stock is listed on the American Stock Exchange. The following table sets forth, for the periods indicated, the high and low market prices and dividends paid.

                                          1993                    1992
                                ------------------------ -----------------------
            QUARTER              HIGH     LOW   DIVIDEND  HIGH    LOW   DIVIDEND
            -------             ------- ------- -------- ------- ------ --------
First.......................... $13 3/8 $11 1/2   $.03   $12     $8 7/8   $.03
Second.........................  11 7/8  10 1/8    .03    14 1/2  9 3/4    .03
Third..........................  13 1/2  10 3/8    .03    11 1/2  9 7/8    .03
Fourth.........................  18 1/4  14 1/4    .03    13      9 1/2    .03

  The Company has paid cash dividends on its Common Stock since 1976 and presently pays quarterly dividends at the annual rate of $.12 per share.

  The Company's revolving credit facility has limitations on the annual amounts of the Company's dividends. Under the most restrictive provision, at December 31, 1993, approximately $2,192,000 was available for the payments of dividends in 1994.

  The number of stockholders of record of the Company's common stock as of March 14, 1994 was 2,910.

ITEM 6. SELECTED FINANCIAL DATA.

  Set forth below is certain Selected Financial Data for each of the years shown.

                                     1993     1992     1991     1990     1989
                                   -------- -------- -------- -------- --------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales......................... $722,660 $623,182 $561,550 $545,511 $506,845
Net income........................    9,650    6,306    4,039    3,175   10,100
Total assets......................  344,944  313,997  281,124  329,975  303,349
Long-term debt....................   92,898   62,451   57,996  106,186  101,931
Capital lease obligations.........    7,166    7,215      105      236      397
Convertible subordinated deben-
 tures............................   50,000   50,000   50,000   46,489   42,167
Stockholders' equity..............  128,942  118,439  111,349  107,620  107,868
Dividends per common share........      .12      .12      .12      .12      .12

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

  NET SALES

  The Company achieved record net sales during 1993 of $722.7 million, an increase of approximately $100 million or 16.0% over 1992 net sales of $623.2 million and an increase of approximately $161 million or 28.7% over 1991 net sales of $561.6 million. Sales in each of the Company's 1993 quarters were above those of comparable 1992 periods.

  Substantially all operating entities of the Company reported higher net sales for 1993 when compared with 1992. Of the total net sales increase in 1993, approximately 10% is attributable to additional unit volume and approximately 6% to increases in average selling prices. The increase in net sales in 1992, as compared with 1991, was primarily related to additional unit volume.

  Strong sales in the Company's Windows, Doors, and Siding group continue to fuel the Company's growth as this group has achieved double digit sales growth in each of the last five years.

  After several years of decline, due primarily to the closing and consolidation of certain facilities and elimination of certain lower margin product lines, Distribution reported substantial improvement in 1993, as net sales were 19% higher than 1992.

  GROSS PROFIT

  Gross profit, expressed as a percentage of net sales, was 19.1% in 1993, compared with 20.7% for 1992 and 21.5% in 1991. Higher raw material costs (particularly wood and resin), competitive pricing pressures, and costs of introducing new products accounted for most of the decline in 1993. The lower margin in 1992 as compared to 1991 was due primarily to higher wood costs.

  The Company's results of operations are affected by fluctuations in the market prices of lumber and other wood products that have been used as raw materials in its various manufacturing operations. During the last several years, the market prices of lumber and other wood products have been volatile. Although the Company attempts to increase the sales price of its products in response to higher lumber and wood products costs, such sales price increases often lag behind the escalation in the cost of the raw materials in question. While the Company intends to increase prices in a timely manner to cover any further increases in the cost of lumber and other wood products, its ability to do so may be limited by competitive or other factors.

  The Company continues to explore various strategies to improve its gross profit margins, including productivity enhancements, increased yields through more efficient process technologies, cost reduction programs, and reviews of manufacturing capacity and utilization.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses, as a percentage of net sales, were 14.8% in 1993, compared to 16.3% in 1992 and 16.9% in 1991. The improvement reflects the Company's continued progress in its ongoing efforts to manage expense growth relative to revenue growth.

  The significant improvement in 1993 and 1992 was primarily due to economies resulting from the absorption of fixed expenses over a larger sales base.

  INCOME FROM OPERATIONS

  Income from operations increased 15.5% to $31.6 million in 1993 from $27.4 million in 1992. Income from operations was $25.8 million in 1991. The improvements are due to the factors discussed above.

  INTEREST EXPENSE

  Interest expense was $10.1 million in 1993 compared to $9.6 million in 1992 and $14.1 million in 1991. The slight increase during 1993 as compared to 1992 is due primarily to higher average debt balances outstanding during 1993. Lower interest rates, coupled with lower average debt outstanding during 1992, favorably affected interest expense in 1992 by $4.5 million as compared to 1991.

  In February 1994, the Company refinanced substantially all of its bank debt, as more fully explained in Note 7 to the Consolidated Financial Statements and in the Liquidity and Capital Resources discussion below. Pricing under the new credit facility is expected to be substantially similar to pricing under the prior facilities.

  In March 1994, as more fully explained in Note 8 to the Consolidated Financial Statements, holders of the Company's 10% Convertible Senior Subordinated Discount Debentures ("Debentures") converted a total principal amount of approximately $50 million into 2,751,349 shares of the Company's common stock. As a result of this transaction, the Company will save, on an annual basis, $5 million of interest costs.

  OTHER INCOME (EXPENSE)

  Other income (expense) for 1993 and 1992 primarily includes the costs associated with the sale of receivables program, partially offset in 1993 by a gain resulting from an involuntary conversion of property.

  INCOME TAXES

  The effective income tax rate was 44.8% in 1993, 44.6% in 1992, and 47.9% in 1991. During 1993 the federal statutory rate was increased by 1% retroactive to January 1, 1993. The rate increase was offset by a proportionately lower amount of non-deductible goodwill amortization in 1993 as compared to income before taxes in 1992 and 1991. The higher tax rate in 1991 is primarily due to operating losses of the Distribution subsidiaries for which no state tax benefits were available.

  NET INCOME

  Net income advanced 53% to $9.7 million in 1993 from $6.3 million in 1992. Net income was $4.0 million in 1991. The factors cited above were responsible for the significantly improved results of the Company.

  The results for 1993 featured a strong operating performance by the Company's business groups. The Company's continuing success in the home improvement industry is primarily attributable to an uncompromising emphasis on quality, excellence in customer service, and superior product design.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's financial position remained strong in 1993.

  In February 1994, the Company entered into a five-year revolving credit facility ("Credit Facility") with a syndicate of banks, which provides financing of up to $200 million. Initial borrowings were used to repay amounts outstanding under the Company's previous credit facilities. The Credit Facility provides the Company with financing at competitive prices, strengthens its balance sheet by extending debt maturities to 1999, and makes available additional resources for its Teamwork 90s internal growth programs. See Note 7 to the Consolidated Financial Statements for additional information concerning the Credit Facility.

  As discussed above, holders of the Debentures converted a total principal amount of approximately $50 million into 2,751,349 shares of the Company's common stock. As a result, the Company's net worth will be increased by approximately $50 million, and the Company will save $5 million of annual interest expense.

  The table below summarizes the Company's cash flow from operating, investing, and financing activities as reflected in the Consolidated Statement of Cash Flows.

                                                         1993    1992    1991
                                                        ------  ------  ------
                                                           (IN MILLIONS)
Cash provided by (used in)
  Operating activities................................. $  4.7  $  5.5  $ 48.0
  Investing activities.................................  (11.0)  (24.9)   11.6
  Financing activities.................................   16.9    16.9   (58.0)
                                                        ------  ------  ------
    Net increase (decrease) in cash and cash equiva-
     lents............................................. $ 10.6  $ (2.5) $  1.6
                                                        ======  ======  ======

  OPERATING ACTIVITIES

  The amount of cash provided by operating activities in 1993 was relatively unchanged from 1992. The significant increase in 1991 in cash from operating activities as compared to 1992 resulted from the proceeds from the sale of certain accounts receivable to a financial institution and to the success of the Company's inventory reduction program.

  The Company's working capital requirements for inventory and receivables are impacted by changes in raw materials costs, the availability of raw materials, growth of the Company's businesses and seasonality. As a result, such requirements may fluctuate significantly.

  INVESTING ACTIVITIES

  Investing activities of the Company during the discussion periods primarily consist of the acquisition and sale of property, plant and equipment and the receipt and usage of funds held for construction.

  During 1992, Variform began construction of a new vinyl siding facility in Jasper, Tennessee and Great Lakes commenced a plant expansion at its facility in Toledo, Ohio. Aggregate construction and initial production equipment costs, which are being financed from the proceeds of industrial revenue bonds, are $11.2 million. The Jasper facility was completed during the second quarter of 1993 and the Toledo facility during the third quarter of 1993.

  Capital expenditures (excluding approximately $9.6 million of costs incurred through December 31, 1993, of which $4.8 million was incurred during 1993 for the aforementioned construction projects) were $15.7 million in 1993, compared to $12.3 million in 1992 and $9.7 million in 1991. Most of the outlays were for machinery and equipment used to expand capacity and improve productivity.

  Funds Held for Construction relate to proceeds and usage of cash from the industrial development revenue obligations discussed above.

  Fixed asset acquisitions provide a basis for future growth. The Company has formalized an intensive review procedure for all capital expenditures. The acceptability of a capital project is based on many factors, including its discounted cash flow return on investment and projected payback period. The Company expects to incur approximately $15 million in 1994 for capital expenditures, excluding costs related to the construction projects discussed above.

  FINANCING ACTIVITIES

  During 1993 the Company had borrowings of $ 34.8 million under its revolving credit lines. Bank borrowings were primarily used to finance growth in working capital and capital expenditures.

BALANCE SHEET CONTINUES TO BE STRONG

  The pro forma capitalization of the Company (long-term debt plus stockholders' equity) was $277.5 million at December 31, 1993. The pro forma ratio of debt to capitalization was approximately 36% at December 31, 1993 which is substantially improved from such ratio at December 31, 1992 which was approximately 50%.

  The current ratio was 3.2 at December 31, 1993, significantly better than the
2.3 ratio at the end of 1992. The factors that contributed to this improvement included the reduction of current debt obligations resulting from the Credit Facility, increased cash balances and higher receivables caused by increased sales. Cash and marketable securities totaled $14.4 million at December 31, 1993.

  Long-term bank debt at December 31, 1993 was $92.9 million, compared with $62.5 million at December 31, 1992. The higher debt level was needed to finance higher working capital requirements and capital expenditures.

  In addition to cash from operating activities, the Company has a new Credit Facility available to meet future liquidity needs. After repayment of the prior credit facilities, approximately $63 million was available for borrowing under the Credit Facility. The Company has several interest rate agreements which reduce the Company's exposure to rising interest rates.

SEASONAL NATURE OF BUSINESS

  The home improvement business is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. The Company's lowest sales levels usually occur during the first and fourth quarters. Since a high percentage of the Company's manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income tends to be lower in quarters with lower sales. Inventory and borrowings to satisfy working capital requirements are usually at their highest level during the second and third quarters.

PROSPECTIVE FINANCIAL STANDARDS

  The Financial Accounting Standards Board (FASB) issued Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FASB No. 112, Employers' Accounting for Postemployment Benefits, which are effective January 1, 1994. Adoption of these standards is not expected to have a material impact on the Company's results of operations or financial position, nor will it affect the Company's cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
        (THE INDEX TO CONSOLIDATED FINANCIAL STATEMENTS IS INCORPORATED
            BY REFERENCE IN ITEM 14(A) OF PART IV OF THIS FORM 10-K)

                                                                           PAGE
                                                                           ----
Report of Independent Certified Public Accountants........................  13
Financial Statements
  Consolidated Balance Sheets at December 31, 1993 and 1992...............  14
  Consolidated Statements of Income for the Three Years Ended December 31,
   1993...................................................................  15
  Consolidated Statements of Stockholders' Equity for the Three Years
   Ended December 31, 1993................................................  16
  Consolidated Statements of Cash Flows for the Three Years Ended December
   31, 1993...............................................................  17
  Notes to Consolidated Financial Statements..............................  18
Quarterly Data............................................................  27

                                                                           (ART)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
 Ply Gem Industries, Inc.

  We have audited the accompanying consolidated balance sheets of Ply Gem Industries, Inc. and Subsidiaries (the "Company") as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ply Gem Industries, Inc. and Subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

                                          GRANT THORNTON

New York, New York
February 24, 1994 (except
 for Note 8 as to which the
 date is March 23, 1994)

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,

ASSETS
                                           PRO FORMA
                                            (NOTE 8)
                                          ------------
                                              1993         1993         1992
                                          ------------ ------------ ------------
Cash and cash equivalents...............  $ 12,461,000 $ 12,499,000 $  1,880,000
Marketable securities -- at cost in
 1993; at market (cost $2,823,000) in
 1992...................................     1,942,000    1,942,000    2,619,000
Accounts receivable, net of allowance of
 $7,197,000; $5,330,000 in 1992.........    54,432,000   54,432,000   42,354,000
Inventories.............................   117,515,000  117,515,000  107,190,000
Deferred income taxes...................     4,000,000    4,000,000    3,100,000
Prepaid expenses and other current as-
 sets...................................     7,077,000    7,077,000    6,654,000
                                          ------------ ------------ ------------
    Total current assets................   197,427,000  197,465,000  163,797,000
Funds held for construction.............     2,375,000    2,375,000   10,096,000
Property, plant and equipment -- at
 cost, net..............................    67,766,000   67,766,000   54,432,000
Patents and trademarks, net of
 accumulated amortization of $6,677,000;
 $5,532,000 in 1992.....................    17,595,000   17,595,000   18,713,000
Other intangible assets, net............    20,037,000   21,557,000   23,859,000
Cost in excess of net assets acquired,
 net....................................    26,492,000   26,492,000   28,645,000
Other...................................    11,694,000   11,694,000   14,455,000
                                          ------------ ------------ ------------
                                          $343,386,000 $344,944,000 $313,997,000
                                          ============ ============ ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses...  $ 40,828,000 $ 41,328,000 $ 36,636,000
Accrued payroll and commissions.........    10,165,000   10,165,000    8,602,000
Accrued insurance.......................     3,090,000    3,090,000    3,014,000
Income taxes payable....................     1,618,000    1,181,000    2,716,000
Notes payable...........................     2,365,000    2,365,000    7,117,000
Current maturities of long-term debt....     2,841,000    2,841,000   12,011,000
                                          ------------ ------------ ------------
    Total current liabilities...........    60,907,000   60,970,000   70,096,000
Long-term debt..........................    92,898,000   92,898,000   62,451,000
Capital leases..........................     7,166,000    7,166,000    7,215,000
Deferred income taxes...................       724,000      724,000    1,606,000
Other liabilities.......................     4,244,000    4,244,000    4,190,000
Convertible subordinated debentures.....            --   50,000,000   50,000,000
Stockholders' equity....................
  Preferred stock, $.01 par value;
   authorized 5,000,000 shares; none
   issued...............................
  Common stock, $.25 par value;
   authorized 30,000,000 shares; issued
   11,872,509 shares; 11,550,819 shares
   in 1992..............................     3,656,000    2,968,000    2,887,000
  Additional paid-in capital............   111,823,000   64,006,000   61,014,000
  Retained earnings.....................    72,601,000   72,601,000   64,249,000
                                          ------------ ------------ ------------
                                           188,080,000  139,575,000  128,150,000
Less
  Treasury stock -- at cost (910,073
   shares; 831,122 shares in 1992)......     9,362,000    9,362,000    8,262,000
  Unamortized restricted stock..........     1,271,000    1,271,000    1,449,000
                                          ------------ ------------ ------------
    Total stockholders' equity..........   177,447,000  128,942,000  118,439,000
                                          ------------ ------------ ------------
                                          $343,386,000 $344,944,000 $313,997,000
                                          ============ ============ ============

        The accompanying notes are an integral part of these statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                             YEARS ENDED DECEMBER 31,
                                      ----------------------------------------
                                          1993          1992          1991
                                      ------------  ------------  ------------
Net sales............................ $722,660,000  $623,182,000  $561,550,000
Cost of goods sold...................  584,271,000   494,093,000   440,628,000
                                      ------------  ------------  ------------
  Gross profit.......................  138,389,000   129,089,000   120,922,000
Selling, general and administrative
 expenses............................  106,812,000   101,738,000    95,143,000
                                      ------------  ------------  ------------
  Income from operations.............   31,577,000    27,351,000    25,779,000
Amortization of goodwill and other
 intangibles.........................   (4,748,000)   (4,825,000)   (4,740,000)
Interest expense.....................  (10,056,000)   (9,644,000)  (14,099,000)
Investment income, net...............      454,000       376,000       464,000
Other income (expense)...............      254,000    (1,884,000)      355,000
                                      ------------  ------------  ------------
  Income before income taxes.........   17,481,000    11,374,000     7,759,000
Income taxes.........................    7,831,000     5,068,000     3,720,000
                                      ------------  ------------  ------------
  NET INCOME......................... $  9,650,000  $  6,306,000  $  4,039,000
                                      ============  ============  ============
Earnings per share
  Primary............................         $.76          $.56          $.39
  Fully diluted......................          .75           .56           .39
                                      ------------  ------------  ------------
Weighted average number of shares
 outstanding
  Primary............................   14,217,000    13,065,000    10,424,000
  Fully diluted......................   14,217,000    13,065,000    13,448,000
                                      ------------  ------------  ------------


        The accompanying notes are an integral part of these statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               THREE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                              COMMON STOCK                                   TREASURY STOCK
                          ---------------------                           ----------------------
                            NUMBER              ADDITIONAL                 NUMBER
                              OF                  PAID-IN     RETAINED       OF
                            SHARES     AMOUNT     CAPITAL     EARNINGS     SHARES      AMOUNT
                          ---------- ---------- -----------  -----------  ---------  -----------
Balance at January 1,
 1991...................  11,399,009 $2,849,000 $60,554,000  $56,408,000  1,212,085  $12,191,000
Purchase of shares......                                                     65,600      403,000
Cash dividends on common
 stock ($.12 per share).                                      (1,238,000)
Exercise of employee
 stock option...........       9,000      3,000      47,000
Issuance of restricted
 stock..................                           (634,000)               (250,000)  (2,464,000)
Contribution of treasury
 stock to employee
 profit sharing trust...                           (251,000)               (135,000)  (1,331,000)
Other...................                            (15,000)                 (1,358)     (13,000)
Net income..............                                       4,039,000
                          ---------- ---------- -----------  -----------  ---------  -----------
Balance at December 31,
 1991...................  11,408,009  2,852,000  59,701,000   59,209,000    891,327    8,786,000
Cash dividends on common
 stock ($.12 per share).                                      (1,266,000)
Exercise of employee
 stock options..........     142,810     35,000   1,070,000                  32,501      389,000
Tax benefit arising from
 exercise of nonquali-
 fied stock options.....                            121,000
Contribution of treasury
 stock to employee
 profit sharing trust...                             30,000                 (76,000)    (749,000)
Other...................                             92,000                 (16,706)    (164,000)
Net income..............                                       6,306,000
                          ---------- ---------- -----------  -----------  ---------  -----------
Balance at December 31,
 1992...................  11,550,819  2,887,000  61,014,000   64,249,000    831,122    8,262,000
Cash dividends on common
 stock ($.12 per share).                                      (1,298,000)
Exercise of employee
 stock options..........     321,690     81,000   2,591,000                  87,356    1,185,000
Tax benefit arising from
 exercise of nonquali-
 fied stock options.....                            210,000
Contribution of treasury
 stock to employee
 profit sharing trust...                             42,000                  (5,600)     (58,000)
Other...................                            149,000                  (2,805)     (27,000)
Net income..............                                       9,650,000
                          ---------- ---------- -----------  -----------  ---------  -----------
Balance at December 31,
 1993...................  11,872,509 $2,968,000 $64,006,000  $72,601,000    910,073  $ 9,362,000
                          ========== ========== ===========  ===========  =========  ===========

        The accompanying notes are an integral part of these statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEARS ENDED DECEMBER 31,
                         ----------------------------------------------------------------------------
                            1993                      1992                      1991
                         -----------               -----------               -----------
CASH FLOWS FROM
OPERATING ACTIVITIES
 Net income............               $ 9,650,000               $ 6,306,000               $ 4,039,000
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities
 Depreciation and
  amortization.........  $12,166,000               $11,830,000               $12,166,000
 Accretion of original
  issue discount.......                                                        3,511,000
 Deferred taxes........   (1,782,000)               (2,389,000)                 (505,000)
 Contribution to
  employee profit
  sharing trust........      100,000                   779,000                 1,080,000
 Provision for doubtful
  accounts.............    4,642,000                 4,652,000                 5,383,000
 Valuation allowance
  for marketable
  securities...........     (205,000)                  (64,000)                  (36,000)
 Changes in assets and
  liabilities
  Accounts receivable..  (16,720,000)               (7,732,000)               10,324,000
  Inventories..........  (10,325,000)              (12,754,000)               13,935,000
  Prepaid expenses and
   other current
   assets..............     (423,000)               (2,199,000)                 (298,000)
  Accounts payable and
   accrued expenses....    4,768,000                 6,040,000                  (176,000)
  Income taxes payable.   (1,535,000)                2,716,000
  Other................    4,378,000   (4,936,000)  (1,709,000)    (830,000)  (1,391,000)  43,993,000
                         -----------  -----------  -----------  -----------  -----------  -----------
   Net cash provided by
    operating
    activities.........                 4,714,000                 5,476,000                48,032,000
                                      -----------               -----------               -----------
CASH FLOWS FROM
 INVESTING ACTIVITIES
 Additions to property,
  plant and equipment..               (20,519,000)              (17,138,000)               (9,719,000)
 Funds (held) used for
  construction.........                 7,721,000                (8,357,000)
 Proceeds of property,
  plant and equipment
  sold.................                   216,000                   361,000                23,317,000
 Additional purchase
  price of previously
  acquired businesses..                                                                    (1,580,000)
 Other.................                 1,564,000                   247,000                  (467,000)
                                      -----------               -----------               -----------
   Net cash provided by
    (used in) investing
    activities.........               (11,018,000)              (24,887,000)               11,551,000
                                      -----------               -----------               -----------
CASH FLOWS FROM
 FINANCING ACTIVITIES
 Short-term debt
  borrowings
  (repayments), net....                (4,752,000)                5,928,000                (5,557,000)
 Repayment of long-term
  debt.................               (13,482,000)              (11,850,000)              (50,788,000)
 Purchase of treasury
  shares...............                                                                      (403,000)
 Long-term borrowings..                34,760,000                16,392,000
 Additions to capital
  leases...............                                           7,000,000
 Cash dividends........                (1,298,000)               (1,266,000)               (1,238,000)
 Other.................                 1,695,000                   669,000                   (12,000)
                                      -----------               -----------               -----------
   Net cash provided by
    (used in) financing
    activities.........                16,923,000                16,873,000               (57,998,000)
                                      -----------               -----------               -----------
   Net increase
    (decrease) in cash
    and cash
    equivalents........                10,619,000                (2,538,000)                1,585,000
                                      -----------               -----------               -----------
   Cash and cash
    equivalents at
    beginning of year..                 1,880,000                 4,418,000                 2,833,000
                                      -----------               -----------               -----------
CASH AND CASH
 EQUIVALENTS AT END OF
 YEAR..................               $12,499,000               $ 1,880,000               $ 4,418,000
                                      ===========               ===========               ===========

        The accompanying notes are an integral part of these statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of Ply Gem Industries, Inc. and its wholly-owned subsidiaries after eliminating all significant intercompany accounts and transactions. Certain prior year items have been reclassified to conform to the 1993 presentation.

 Cash and Cash Equivalents

  Cash and cash equivalents include cash on hand and temporary investments having a maturity of three months or less.

 Marketable Securities

  Marketable securities are carried at the lower of aggregate cost or market.

 Inventories

  Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

 Property, Plant and Equipment

  Owned property, plant and equipment are depreciated, generally on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized on a straight-line basis over their respective lives or the terms of the applicable leases, including expected renewal options, whichever is shorter. Accelerated depreciation methods are used for tax purposes. Capitalized leases are amortized on a straight-line basis over the terms of the leases or their economic useful lives.

 Intangible Assets

  (a) Patents and Trademarks

  Purchased patents and trademarks are recorded at appraised value at time of acquisition and are being amortized on a straight-line basis over their estimated remaining economic lives; thirteen to sixteen years for patents and thirty years for trademarks.

  (b) Other Intangibles

  Cost in excess of net assets acquired is being amortized from twenty to thirty years on a straight-line basis and is evaluated annually to determine potential impairment by comparing its carrying value to the estimated future cash flows of the related assets. Other purchased intangibles are being amortized on a straight-line basis generally from ten to thirty-nine years.

 Income Taxes

  Deferred income taxes are provided to reflect temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

 Earnings Per Share

  Earnings per share of common stock are based on the weighted average number of shares and common equivalent shares outstanding during each of the periods. Primary and fully diluted earnings per share include the dilutive effect of unexercised stock options as modified for options in excess of 20% of shares outstanding. The assumed conversion of the Company's Convertible Subordinated Debentures was not used in the fully diluted calculation because the result would be anti-dilutive.

NOTE 2 -- CASH FLOWS

  Supplemental cash flow information for the years ended December 31 is as follows:

                                                  1993        1992       1991
                                               ----------- ---------- ----------
Interest paid (net of $510,000 capitalized in
 1993, $263,000 in 1992 and $220,000 in
 1991).......................................  $ 9,692,000 $9,723,000 $9,414,000
                                               ----------- ---------- ----------
Income taxes paid............................  $10,180,000 $4,064,000 $4,866,000
                                               ----------- ---------- ----------

NOTE 3 -- SALE OF ACCOUNTS RECEIVABLE

  In December 1991, the Company entered into a three-year agreement to sell, with limited recourse, up to $20 million of undivided fractional interests in a designated pool of accounts receivable. An interest in new accounts receivable are sold as collections reduce previously sold interests. At December 31, 1993 and 1992, accounts receivable were reduced $20 million by these transactions. Program costs of $1,495,000 and $1,502,000 are included in other income (expense) in the 1993 and 1992 Consolidated Statements of Income, respectively.

NOTE 4 -- INVENTORIES

  Inventories consisted of the following at December 31:

                                                           1993         1992
                                                       ------------ ------------
   Finished goods..................................... $ 56,630,000 $ 46,834,000
   Work in progress...................................   25,806,000   26,180,000
   Raw materials......................................   35,079,000   34,176,000
                                                       ------------ ------------
                                                       $117,515,000 $107,190,000
                                                       ============ ============

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment at December 31 included:

                                                         1993          1992
                                                     ------------  ------------
   Land............................................. $  2,420,000  $  2,272,000
   Buildings and improvements.......................   26,240,000    22,238,000
   Machinery and equipment..........................   53,726,000    41,652,000
   Transportation equipment.........................    2,720,000     3,946,000
   Furniture and fixtures...........................   10,057,000     8,467,000
   Capital leases...................................    7,364,000       666,000
   Construction in progress.........................    3,943,000     9,394,000
                                                     ------------  ------------
                                                      106,470,000    88,635,000
   Accumulated depreciation and amortization........  (38,704,000)  (34,203,000)
                                                     ------------  ------------
                                                     $ 67,766,000  $ 54,432,000
                                                     ============  ============

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 6 -- INTANGIBLE AND OTHER ASSETS

  The accumulated amortization of cost in excess of net assets acquired and other intangible assets is $26,136,000 at December 31, 1993 and $22,022,000 at December 31, 1992.

  Other assets at December 31, 1993 include notes receivable from an executive officer of $7,280,000 ($8,220,000 at December 31, 1992) at an average interest rate of 7.1% and are due in approximately equal annual installments through 2003. Under the terms of the notes, principal and interest are forgiven upon the attainment of at least a 20% improvement in net income versus the prior year, or at the discretion of the Board of Directors. The performance goal was achieved in 1993 and 1992. Furthermore, under the terms of the officer's employment agreement the loan shall be forgiven upon the occurrence of a change in control of the Company or permanent disability.

NOTE 7 -- LONG-TERM DEBT

  Long-term debt consists of the following:

                                                           1993        1992
                                                        ----------- -----------
   Revolving credit facility expiring in 1999(a)....... $84,467,000
   Revolving credit facilities, due January 1996,
    refinanced in 1994.................................             $30,700,000
   Bank term loans refinanced in 1994
     Due through March 1994 at 9.17%...................                 400,000
     Due through June 1995.............................               1,732,000
     Due through April 1996............................              18,750,000
   Other, principally industrial development revenue
    bonds
    maturing at various dates to 2012, generally at
    floating interest rates which are reset
    periodically (4.6% average interest rate for 1993).   8,431,000  10,869,000
                                                        ----------- -----------
                                                        $92,898,000 $62,451,000
                                                        =========== ===========

- --------
(a) At the Company's option, interest rates are at the prevailing prime rate and various LIBOR rates, or combinations thereof. The Company has entered into interest rate cap agreements which limit the maximum interest rates on a portion of these loans.

  On February 24, 1994 the Company refinanced substantially all of its bank debt under a $200 million five year syndicated bank credit facility which replaced several separate bank agreements including short-term facilities. Accordingly, the table above reflects this transaction as of December 31, 1993. The loan agreement requires the attainment of certain working capital and tangible net worth levels and the maintenance of various financial ratios, among its provisions. Borrowings under this agreement are collateralized by the common stock of the Company's principal subsidiaries. Under the most restrictive of these covenants, at December 31, 1993 approximately $2,192,000 was available for the payment of dividends in 1994.

  Future maturities of long-term debt, for the years 1995 through 1998 are:
1995--$430,000; 1996--$405,000; 1997--$425,000; and 1998--$448,000.

  The net book value of property, plant and equipment pledged as collateral under mortgages and industrial revenue bonds approximated $6,688,000 at December 31, 1993.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 8 -- CONVERTIBLE SUBORDINATED DEBENTURES--SUBSEQUENT EVENT

  During the period February 23, 1994 to March 23, 1994 holders of $49,963,000 principal amount of 10% Convertible Senior Subordinated Discount Debentures, due October 1, 2008, exchanged them for 2,751,349 shares of common stock of the Company. The remaining $37,000 of the original $50 million face amount was redeemed by the Company. The pro forma unaudited consolidated balance sheet reflects this event as of December 31, 1993, including estimated costs. If this transaction had occurred on January 1, 1993 primary and fully diluted earnings per share for 1993 would have been $.84 and $.83, respectively.

NOTE 9 -- INCOME TAXES

  Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The adoption of this standard had no material effect on prior year or 1993 earnings.

  The provision for income taxes is composed of the following:

                                               1993        1992         1991
                                            ----------  -----------  ----------
   Federal
     Current............................... $8,196,000  $ 5,219,000  $2,683,000
     Deferred.............................. (1,782,000)  (1,266,000)   (210,000)
   Foreign.................................    190,000      245,000     341,000
   State and local.........................  1,227,000      870,000     906,000
                                            ----------  -----------  ----------
                                            $7,831,000  $ 5,068,000  $3,720,000
                                            ----------  -----------  ----------

  The significant components of the Company's deferred tax assets and liabilities as of December 31, 1993 are summarized below:

                                                          Assets    Liabilities
                                                        ----------  -----------
     Bad debt reserves, net...........................  $2,734,000
     Accrued expenses deductible for tax purposes when
      paid............................................   1,209,000
     Net state and local operating loss tax carry-for-
      wards...........................................     669,000
     Other............................................      57,000
                                                        ----------
                                                         4,669,000
     Valuation allowance..............................    (669,000)
                                                        ----------
                                                        $4,000,000
                                                        ==========
     Depreciation.....................................              $ 2,844,000
     Asset revaluations, net..........................               (1,790,000)
     Involuntary conversion...........................                  450,000
     Income not recognized for book purposes..........                 (493,000)
     Other............................................                 (287,000)
                                                                    -----------
                                                                    $   724,000
                                                                    ===========

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

  Prior to the change in accounting methods, the deferred tax provision was comprised as follows:

                                                           1992        1991
                                                        -----------  ---------
   Depreciation........................................ $   204,000  $(496,000)
   Bad debt reserves, net..............................    (690,000)
   Accrued expenses deductible for tax purposes when
    paid...............................................    (400,000)  (203,000)
   Unusual charge......................................    (176,000)   587,000
   Other...............................................    (204,000)   (98,000)
                                                        -----------  ---------
                                                        $(1,266,000) $(210,000)
                                                        ===========  =========

  The actual income tax expense varies from the Federal statutory rate applied to consolidated income as follows:

                                                  1993       1992       1991
                                               ---------- ---------- ----------
   Federal statutory rate of 35%; 34% in 1992
    and 1991.................................. $6,118,000 $3,867,000 $2,638,000
   Increases resulting from
     State and local income taxes net of
      Federal income tax benefit..............    798,000    574,000    598,000
     Cost in excess of net assets acquired....    513,000    498,000    473,000
     Other--net...............................    402,000    129,000     11,000
                                               ---------- ---------- ----------
     Actual tax expense....................... $7,831,000 $5,068,000 $3,720,000
                                               ========== ========== ==========

NOTE 10 -- RETIREMENT PLANS

  The Company provides retirement benefits to certain of its salaried and hourly employees through non-contributory defined benefit pension plans. The benefits provided are primarily based upon length of service and compensation, as defined. The Company funds the plans in amounts as actuarially determined and to the extent deductible for Federal income tax purposes. Plan assets consist primarily of investments in mutual funds and unallocated general accounts of guaranteed income contracts.

  The components of pension expense are as follows:

                                                   1993      1992      1991
                                                 --------  --------  --------
   Service cost--benefits earned in current
    year........................................ $786,000  $809,000  $752,000
   Interest cost on projected benefit obliga-
    tion........................................  665,000   595,000   551,000
   Income earned on plan assets................. (680,000) (684,000) (596,000)
   Net amortization and deferral................ (134,000)  (71,000)   15,000
                                                 --------  --------  --------
                                                 $637,000  $649,000  $722,000
                                                 ========  ========  ========

  Assumptions used in the computation of net pension expense are as follows:

                                                                 1993  1992 1991
                                                                 ----  ---- ----
   Weighted average discount rate for plan obligations.......... 7.5%  8%     8%
   Rate of future compensation increases........................ 5     5      5
   Weighted average rate of return on plan assets............... 8.9   8.9    8
                                                                 ===   ===  ===

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

  The plans' funded status as September 30 is as follows:

                                                          1993         1992
                                                       -----------  ----------
Plan assets at fair value............................. $10,255,000  $9,249,000
                                                       -----------  ----------
Actuarial present value of benefit obligations
  Vested benefits.....................................   7,917,000   6,856,000
                                                       -----------  ----------
Accumulated benefits..................................   8,408,000   7,194,000
Estimated future compensation increases...............   1,737,000   1,297,000
                                                       -----------  ----------
Projected benefit obligations.........................  10,145,000   8,491,000
                                                       -----------  ----------
Projected benefit obligations less than plan assets...    (110,000)   (758,000)
Unrecognized prior service cost.......................     (23,000)    (24,000)
Unrecognized net gain.................................      90,000   1,178,000
Unrecognized transition liability, net of amortiza-
 tion.................................................    (206,000)   (243,000)
                                                       -----------  ----------
Accrued (prepaid) pension............................. $  (249,000) $  153,000
                                                       ===========  ==========

  The Company maintains a discretionary profit sharing plan for certain of its salaried and hourly employees who vest after meeting certain minimum age and service requirements. Profit sharing plan expense is comprised as follows:

                                                   1993       1992       1991
                                                ---------- ---------- ----------
Ply Gem common stock........................... $1,181,000 $1,155,000 $1,080,000
Cash...........................................    170,000    677,000    656,000
                                                ---------- ---------- ----------
                                                $1,351,000 $1,832,000 $1,736,000
                                                ========== ========== ==========

  One of the Company's subsidiaries maintains a 401(k) plan for its salaried employees which provides for a 1/3 match of the first six percent of employee contributions. The matched portion totaled $187,000 in 1993; $187,000 in 1992 and $173,000 in 1991.

NOTE 11 -- STOCK OPTION PLANS

  The Company's Executive Incentive Stock Option Plan provides for the granting of options to key employees to purchase up to 2,037,500 shares of common stock. Option prices must be 100% of fair market value at date of grant except for an employee who owns in excess of 10% of the common stock outstanding, in which case the exercise price is 110% of the fair market value at date of grant. Options are exercisable in full or in part after one year from the date of grant and expire within ten years (within five years for an employee owning in excess of 10% of the outstanding common stock). Shares acquired must be held for one year.

  The Senior Executive Stock Option Plan ("the Senior Plan") authorizes the granting of either incentive or non-qualified stock options only to executives of businesses acquired by the Company or to newly employed executives. The Senior Plan provides for 750,000 shares of the Company's common stock to be reserved for issuance.

  The 1989 Employee Incentive Stock Plan ("the 1989 Plan") authorizes the granting of incentive and non-qualified stock options and awards of restricted stock and is to be made available to executives and key employees of the Company. As in the Senior Plan, option terms and holding and exercise periods may vary except that no option may be exercised more than ten years after date of grant. Stock awarded under the Plan will be subject to restrictions as to sale or transfer. These restriction may lapse or be waived based on performance, period of service or other factors. The 1989 Plan provides for 3,500,000 shares of the Company's common stock to be reserved for issuance.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

  In 1991, the Company granted 250,000 shares of restricted stock to an executive officer of the Company. The restrictions of these shares will be released at the rate of 25,000 shares per year upon the attainment of certain profit goals and the continued employment of the officer. The restrictions will be lifted in the event of a change in control of the Company. The unamortized restricted stock resulting from this stock award has been deducted from stockholders' equity and is being written off over ten years at the fair market value on the dates the restrictions are lifted.

  For the three years ended December 31, 1993, option activity was as follows:

                               INCENTIVE OPTION PLAN   NON QUALIFIED OPTIONS
                              ------------------------ ------------------------
                              NUMBER OF                NUMBER OF      OPTION
                               SHARES    OPTION PRICES  SHARES        PRICES
                              ---------  ------------- ---------    -----------
Outstanding, January 1, 1991  1,145,050    5.50-14.25  2,482,250     7.50-16.00
 1991
  Granted...................    295,500    6.63- 7.13    453,500     5.63- 7.38
  Exercised.................     (9,000)   5.50
  Cancelled.................    (36,900)   8.50-12.25    (35,500)    6.63-12.13
                              ---------   -----------  ---------    -----------
Outstanding, December 31,
 1991                         1,394,650    5.50-14.25  2,900,250     5.63-16.00
 1992
  Granted...................    289,675    9.75          539,000     6.75- 9.75
  Exercised.................    (77,880)   5.50-12.25    (64,930)    6.63-12.13
  Cancelled.................    (76,400)   6.63-12.25    (13,750)    6.63-12.13
                              ---------   -----------  ---------    -----------
Outstanding, December 31,
 1992                         1,530,045    5.50-14.25  3,360,570     5.63-16.00
 1993
  Granted...................     45,000   10.25-10.38  1,071,550    10.38-12.63
  Exercised.................   (198,370)   5.50-10.75   (123,320)    6.63-12.13
  Cancelled.................    (35,750)   6.63-12.25    (45,700)    8.38-12.13
                              ---------   -----------  ---------    -----------
At December 31, 1993
  Outstanding...............  1,340,925    6.63-14.25  4,263,100     5.63-16.00
  Exercisable...............  1,012,625    6.63-14.25  4,256,000     5.63-16.00
  Available for future
   grant....................    144,821                1,069,525(a)
                              ---------   -----------  ---------    -----------

- --------
(a) May be used for incentive and non qualified options and for restricted stock.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

LEASES

  The Company leases certain of its manufacturing, distribution and office facilities as well as some transportation and manufacturing equipment under noncancellable leases expiring at various dates through 2017. Certain of the real estate leases contain escalation clauses and generally provide for payment of various occupancy costs.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

  Future minimum lease payments under capital and operating leases, together with the present value at December 31, 1993 of net minimum lease payments of capital leases are as follows:

                                                          CAPITAL    OPERATING
                                                           LEASES     LEASES
                                                         ---------- -----------
   Year ending December 31,
     1994............................................... $   51,000 $14,802,000
     1995...............................................     48,000  11,453,000
     1996...............................................     48,000  10,125,000
     1997...............................................     49,000   7,211,000
     1998...............................................     30,000   5,986,000
     Subsequent years through 2017......................  7,018,000  48,053,000
                                                         ---------- -----------
   Net minimum lease payments...........................  7,244,000 $97,630,000
                                                                    ===========
   Amount representing interest.........................     40,000
                                                         ----------
   Present value of net minimum lease payments (includ-
    ing $38,000 payable within one year)................ $7,204,000
                                                         ==========

  Rental expense for operating leases amounted to approximately $21,224,000 in 1993, $20,146,000 in 1992, and $17,694,000 in 1991.

HOOVER TREATED WOOD PRODUCTS, INC. ("HOOVER")

  Hoover, a wholly-owned subsidiary of the Company, is a defendant, along with many other parties, in a number of commercial lawsuits, including a purported class action on behalf of certain Maryland homeowners, alleging property damage caused by alleged defects in certain pressure treated interior wood products it produced and sold through August, 1988. The Company is also a defendant in many of these suits. The number of lawsuits pending as of December 31, 1993, as well as the number of lawsuits filed in 1993, has declined significantly.

  Many of the suits and claims have been settled. In those suits that remain pending, direct defense costs are being paid by either insurance carriers, under reservations of rights agreements, or out of insurance proceeds. Two actions have proceeded to trial against Hoover and resulted in jury verdicts against it. In one of these actions, judgment was entered in Hoover's favor by the court after a jury verdict against it and the plaintiff's petition to appeal from the judgment entered in Hoover's favor has been denied. Hoover is appealing the other judgment and believes that it has meritorious grounds for overturning it in whole or in part. Certain carriers have brought actions challenging coverage. Hoover and the Company believe they have meritorious claims for coverage, are defending these actions, have counterclaimed and are seeking declaratory judgments confirming coverage. Many of the coverage claims have been settled and proceeds from those settlements, along with the proceeds from a settlement of claims by Hoover against certain suppliers of materials used by it in the production of treated wood, are available for the settlement of the underlying property damage actions, including the jury verdict now on appeal. Hoover believes that its remaining coverage disputes will be resolved and a substantial amount of additional coverage will be available to it.

  Hoover and the Company are vigorously defending those lawsuits which cannot be resolved on a reasonable basis and believe that they have meritorious defenses to those suits including, in the case of the Company, the defense that it has been improperly joined, as it did not manufacture or market the Hoover products at issue, and is not legally liable for the damage allegedly caused by them.

  In evaluating the effect of the lawsuits, the Company has considered a number of factors, including: the number and exposure posed by the pending lawsuits; the significant decline in the number of lawsuits filed in

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

1993; the availability of various legal defenses, including statutes of limitation, the existence of settlement protocols, an agreement indemnifying Hoover as to certain past and future claims and Hoover's experience in settling with its insurance companies and the likely availability of additional insurance. The Company estimates that the future cost of resolving those matters not presently covered by existing settlements with insurance carriers and suppliers is sixteen million dollars, which it expects will be covered by future recoveries from additional insurance carriers. Based on its evaluation, the Company believes that the ultimate resolution of the lawsuits and the insurance claims will not have a material adverse effect upon the financial position of the Company.

EXECUTIVE COMPENSATION

  In the event of a change in control of the Company, as defined in resolutions adopted by the Board of Directors, senior management, except for the chairman, have the right to receive payments upon termination of employment or resignation within one year. Such payments are to be 2.75 times average annual compensation, as defined, plus 2.75 times the difference between the market and exercise price of any unexercised incentive stock options. At December 31, 1993, the maximum amount payable, applicable to twenty-five individuals, would be approximately $14,783,000 attributable to compensation and $15,248,000 to the options.

LETTERS OF CREDIT

  At December 31, 1993 $22,580,000 of letters of credit issued by the Company's banks were outstanding, principally in connection with certain financing transactions.

OTHER

  The Company and its subsidiaries are subject to legal actions from time to time which have arisen in the ordinary course of its business. In the opinion of management, the resolution of these claims will not have a material adverse effect upon the financial position of the Company.

NOTE 13 -- INDUSTRY SEGMENT

  The Company operates predominantly in one business segment. Operations in the Home Improvement Products Business consist of the manufacture and sale of exterior vinyl siding, wood and vinyl-framed windows and patio doors, prefinished decorative plywood and solid wood paneling, furniture components and various pressure-treated wood products and the purchase and resale of a variety of other products for the home improvement and industrial markets. One customer accounted for 12.2% and 11.2% of the Company's net sales for the years ended December 31, 1993 and December 31, 1992, respectively.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 14 -- QUARTERLY RESULTS (UNAUDITED)

                                1ST QUARTER 2ND QUARTER 3RD QUARTER 4TH QUARTER
                                ----------- ----------- ----------- -----------
                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
Year Ended December 31, 1993:
  Net Sales....................  $146,347    $184,422    $208,966    $182,925
  Gross Profit.................    26,009      35,900      40,772      35,708
  Net Income (Loss)............    (2,046)      3,447       5,260       2,989
  Per Share:
    Primary....................      (.19)        .31         .44         .23
    Fully Diluted..............      (.19)        .31         .41         .23
Year Ended December 31, 1992:
  Net Sales....................  $128,044    $166,701    $176,638    $151,799
  Gross Profit.................    22,624      34,429      38,460      33,576
  Net Income (Loss)............    (2,673)      2,779       4,400       1,800
  Per Share:
    Primary....................      (.25)        .24         .39         .16
    Fully Diluted..............      (.25)        .24         .38         .16

  Earnings per share calculations for each of the quarters presented are based on the weighted average number of shares and common equivalent shares outstanding during such periods. The sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 12, 1994.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 12, 1994.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 12, 1994.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 12, 1994.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this report:

Financial Statements:

  The list of consolidated financial statements is set forth in Part II, Item 8 of this Form 10-K and such Index to Consolidated Financial Statements is incorporated herein by reference.

Financial Statement Schedules:

  The financial statement schedules that are required by Part II, Item 8 of this Form 10-K, will be filed by amendment.

Exhibits:

    3(a)       Registrant's By-Laws as currently in effect is
               incorporated by reference herein to the Registrant's
               Annual Report on Form 10-K for the year ended December 31,
               1992.
    3(b)       Registrant's Certificate of Incorporation, and all
               amendments thereto is incorporated by reference herein to
               the Registrant's Annual Report on Form 10-K for the year
               ended December 31, 1992.
    4(a)       Indenture, dated as of October 1, 1988, between the
               Registrant and the Bank of Montreal Trust Company, is
               incorporated by reference herein from the Registrant's
               Current Report on Form 8-K dated November 10, 1988.
    4(b)       Security Indenture and Trust Agreement, dated as of
               October 1, 1988, between the Registrant and Chemical Bank, is incorporated by reference herein from the Registrant's
               Current Report on Form 8-K dated November 10, 1988.
    10(iii)(a) Registrant's 1989 Employee Incentive Stock Plan is
               incorporated by reference herein from the Registrant's
               Registration Statement on Form S-8 (Registration Number
               33-28753), as amended by the Company's Registration
               Statement on Form S-8 (Registration Number 33-52514).
    10(iii)(b) Registrant's 1989 Senior Executive Stock Option Plan is
               incorporated by reference herein from the Registrant's
               Registration Statement on Form S-8 (Registration Number
               33-28752).
    10(iii)(c) Registrant's Executive Incentive Stock Option Plan is
               incorporated herein by reference from the Registrant's
               Registration Statement on Form S-8 (Registration Number 2-
               84279), as amended by the Registrant's Registration
               Statement on Form S-8 (Registration Number 33-52516).
    10(iii)(d) Employment agreements with Ralph Delman, Herbert P.
               Dooskin, Joseph Goldenberg, Monte R. Haymon, Donald Kruse
               and Jeffrey S. Silverman.
    11         Schedule of Computation of Net Income per Share.
    12         Computation of Ratio of Earnings to Fixed Charges.
    21         Subsidiaries of the Registrant.
    23         Consent of Independent Certified Public Accountants.

  (b) Reports on Form 8-K

  On December 15, 1993 the Company reported the approval of an employment agreement with Monte R. Haymon, President, Chief Operating Officer and a Director of the Company, effective January 3, 1994.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Ply Gem Industries, Inc.
                                          (Registrant)

                                                 /s/ Jeffrey S. Silverman
                                          By: _________________________________
                                              JEFFREY S. SILVERMAN, CHAIRMAN
                                                     (MARCH 28, 1994)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                NAME                            TITLE                DATE

      /s/ Jeffrey S. Silverman          Chairman, Chief         March 28, 1994
- -------------------------------------    Executive Officer
        JEFFREY S. SILVERMAN             (Principal
                                         Executive Officer)
                                         and Director

       /s/ Herbert P. Dooskin           Executive Vice          March 28, 1994
- -------------------------------------    President and
         HERBERT P. DOOSKIN              Director

         /s/ Stanford Zeisel            Secretary and           March 28, 1994
- -------------------------------------    Treasurer
           STANFORD ZEISEL               (Principal
                                         Financial Officer)

           /s/ Jerome Baum              Controller              March 28, 1994
- -------------------------------------
             JEROME BAUM

          /s/ Albert Hersh              Director                March 28, 1994
- -------------------------------------
            ALBERT HERSH

         /s/ Elihu H. Modlin            Director                March 28, 1994
- -------------------------------------
           ELIHU H. MODLIN

                                 EXHIBIT INDEX

                                                                           PAGE
    EXHIBIT                                                                NO.
    -------                                                                ----
    3(a)       Registrant's By-Laws as currently in effect is
               incorporated by reference herein to the Registrant's
               Annual Report on Form 10-K for the year ended December
               31, 1992.
    3(b)       Registrant's Certificate of Incorporation, and all
               amendments thereto is incorporated by reference herein to
               the Registrant's Annual Report on Form 10-K for the year
               ended December 31, 1992.
    4(a)       Indenture, dated as of October 1, 1988, between the
               Registrant and the Bank of Montreal Trust Company, is
               incorporated by reference herein from the Registrant's
               Current Report on Form 8-K dated November 10, 1988.
    4(b)       Security Indenture and Trust Agreement, dated as of
               October 1, 1988, between the Registrant and Chemical
               Bank, is incorporated by reference herein from the
               Registrant's Current Report on Form 8-K dated November
               10, 1988.
    10(iii)(a) Registrant's 1989 Employee Incentive Stock Plan is
               incorporated by reference herein from the Registrant's
               Registration Statement on Form S-8 (Registration Number
               33-28753), as amended by the Company's Registration
               Statement on Form S-8 (Registration Number 33-52514).
    10(iii)(b) Registrant's 1989 Senior Executive Stock Option Plan is
               incorporated by reference herein from the Registrant's
               Registration Statement on Form S-8 (Registration Number
               33-28752).
    10(iii)(c) Registrant's Executive Incentive Stock Option Plan is
               incorporated herein by reference from the Registrant's
               Registration Statement on Form S-8 (Registration Number
               2-84279), as amended by the Registrant's Registration
               Statement on Form S-8 (Registration Number 33-52516).
    10(iii)(d) Employment agreements with Ralph Delman, Herbert P.
               Dooskin, Joseph Goldenberg, Monte R. Haymon, Donald Kruse
               and Jeffrey S. Silverman.
    11         Schedule of Computation of Net Income per Share.
    12         Computation of Ratio of Earnings to Fixed Charges.
    21         Subsidiaries of the Registrant.
    23         Consent of Independent Certified Public Accountants.