Form 10-K/A
period 1993-12-31
PLY GEM INDUSTRIES INC
filed 1994-04-28
CIK 79209

                     SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.

                                 FORM 10-K/A

                         AMENDMENT TO ANNUAL REPORT
                   FILED PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

                          PLY GEM INDUSTRIES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in charter)

                               AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended December 31, 1993 on Form 10-K as set forth in the pages attached hereto:

     In accordance with the provisions of General Instructions "A" of Form 10-K the following schedules required by Article 12 of Regulation S-X are filed herewith:
     Schedules Supporting Consolidated Financial Statements:

     Schedule Number
     ---------------
          II - Amounts Receivable from Related Parties and Underwriters,
               Promoters and Employees other than Related Parties - December 31, 1993

        VIII - Valuation and Qualifying Accounts - Three Years Ended December
               31, 1993

          IX - Short-Term Borrowings - Three Years Ended December 31, 1993

           X - Supplementary Income Statement Information - Three Years Ended
               December 31, 1993

All other schedules supporting financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

The Report of Messrs. Grant Thornton is included herein.

                   Ply Gem Industries, Inc. and Subsidiaries

           SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

COLUMN A                COLUMN B      COLUMN C              COLUMN D                  COLUMN E
- --------                --------      --------              --------                  --------

                                                                                      Balance at
                                                            Deductions                end of period
                                                            ----------                -------------
                       Balance at
                       beginning                    Amounts        Amounts                     Non
Name of Debtor         of period     Additions     collected     written off   Current       Current
- --------------         ----------    ---------     ---------     -----------   -------       -------
Year ended
 December 31, 1991

Jeffrey S. Silverman   $5,040,000    $2,433,000    $  682,000    $  590,000    $891,000    $5,310,000 (a)

Year ended
 December 31, 1992

Jeffrey S. Silverman    6,201,000     4,923,000       627,000     1,393,000      31,000     9,073,000 (a)

Year ended
 December 31, 1993

Jeffrey S. Silverman    9,104,000     3,539,000     3,085,000     1,544,000       1,000     8,013,000 (a)

(a) Includes notes receivable of $5,310,000, $8,220,000 and $7,280,000 at
12/31/91, 12/31/92 and 12/31/93 respectively; average interest rates equal 8.36% at 12/31/91, 7.1% at 12/31/92 and 12/31/93. Payments are due in approximately equal installments through 2003.

                  Ply Gem Industries, Inc. and Subsidiaries

              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

COLUMN A             COLUMN B              COLUMN C              COLUMN D         COLUMN E
- --------             --------              --------              --------         --------

                                           ADDITIONS

                                                   Charged to
                     Balance at     Charged to     other                          Balance
                     beginning      cost and       accounts                       at end of
Description          of period      expenses       describe      Deductions       period
- ------------         ---------      ----------     ----------    ----------       ---------
Year ended
 December 31, 1991

Allowance for
 doubtful accounts   $4,399,000     $5,383,000                   $5,378,000 (a)   $3,769,000
                                                                    635,000 (d)
Valuation allowance
 for marketable
 securities             304,000        (36,000)                                      268,000

Accumulated
 amortization:

Goodwill              5,371,000      1,451,000                                     6,822,000
Other intangibles     8,729,000      2,543,000     $(16,000) (c)     69,000 (b)   11,187,000
Patents/Trademarks    3,297,000      1,109,000       12,000  (c)      5,000 (b)    4,413,000
Discount on
 debentures          (3,511,000)     3,511,000                                             0

                  Ply Gem Industries, Inc. and Subsidiaries

              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

COLUMN A             COLUMN B            COLUMN C                 COLUMN D        COLUMN E
- --------             --------            --------                 --------        --------

                                         Additions

                                                   Charged to
                     Balance at     Charged to     other                          Balance
                     beginning      cost and       accounts                       at end of
Description          of period      expenses       describe       Deductions      period
- -----------          ----------     ----------     ----------     ----------      ---------
Year ended
 December 31, 1992

Allowance for
 doubtful accounts   $3,769,000     $4,652,000                    $2,662,000 (a)  $5,330,000
                                                                     429,000 (d)
Valuation allowance
 for marketable
 securities             268,000        (64,000)                                      204,000

Accumulated
 amortization:

Goodwill              6,822,000      1,516,000                                      8,338,000
Other intangibles    11,187,000      2,552,000     (55,000) (c)                    13,684,000
Patents/Trademarks    4,413,000      1,158,000     (39,000) (c)                     5,532,000

                  Ply Gem Industries, Inc. and Subsidiaries

              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

COLUMN A             COLUMN B              COLUMN C              COLUMN D         COLUMN E
- --------             --------              --------              --------         --------

                                           ADDITIONS

                                                   Charged to
                     Balance at     Charged to     other                          Balance
                     beginning      cost and       accounts                       at end of
Description          of period      expenses       describe      Deductions       period
- ------------         ---------      ----------     ----------    ----------       ---------
Year ended
 December 31, 1993

Allowance for
 doubtful accounts   $5,330,000     $4,642,000                   $3,181,000  (a)  $7,197,000
                                                                   (406,000) (d)
Valuation allowance
 for marketable
 securities             204,000       (204,000)                                            0

Accumulated
 amortization:

Goodwill              8,338,000      1,525,000                                     9,863,000
Other intangibles    13,684,000      2,610,000     $(2,000) (c)      19,000 (b)   16,273,000
Patents/Trademarks    5,532,000      1,145,000                                     6,677,000

(a)  Uncollectible receivables net of recoveries.
(b)  Fully amortized.
(c)  Charge/(credit) to inventory.
(d)  Change resulted from sale of receivables.

                  Ply Gem Industries, Inc. and Subsidiaries

                    SCHEDULE IX - SHORT - TERM BORROWINGS

COLUMN A           COLUMN B              COLUMN C         COLUMN D            COLUMN E            COLUMN F
- --------           --------              --------         --------            --------            --------

                                                                                                  Weighted
                   Balance at                             Maximum             Average             average
Category of        end of period         Weighted         amount              amount              interest
aggregate          net of current        average          outstanding         outstanding         rate
short-term         maturities of         interest         during              during              during
borrowings         long-term debt        rate             period              period              period (A)
- -----------        --------------        --------         -----------         -----------         ----------
Year ended
December 31, 1991
 Notes and
 Acceptances
 payable-banks       $1,189,000            6.3             $14,395,000          $4,873,000           8.7

Year ended
December 31, 1992
 Notes and
 Acceptances
 payable-banks        7,117,000            4.7              13,117,000           5,257,000           4.5

Year ended
December 31, 1993
 Notes and
 Acceptances
 payable-banks        2,365,000            4.9              12,347,000           7,883,000           4.2

             (A) Determined by dividing the total interest expense
                        by the average monthly balance.

                  Ply Gem Industries, Inc. and Subsidiaries

           SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION


     COLUMN A                                      COLUMN B
- ------------------                --------------------------------------------
      ITEM A                             CHARGED TO COSTS AND EXPENSES
- ------------------                --------------------------------------------

                                             For the Years Ended
                                                December 31,

                                      1993           1992           1991
                                     -----          ------         ------
Maintenance and Repairs           $7,802,000     $6,153,000     $5,741,000
                                  ----------     ----------     ----------

Advertising Costs                 $7,541,000     $6,735,000     $5,742,000
                                  ----------     ----------     ----------

Items not presented are either not applicable, less than 1% of total sales or the information is included in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT CERTIFIED
                       PUBLIC ACCOUNTANTS ON SCHEDULES



Board of Directors and Stockholders
  Ply Gem Industries, Inc.



In connection with our audit of the financial statements of Ply Gem Industries, Inc. referred to in our report dated February 24, 1994 (except for Note 8, as to which the date is March 23, 1994), which is included in the annual report to security holders on Form 10-K, we have also audited Schedules II, VIII, IX and X for the years ended December 31, 1993, 1992 and 1991. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.



(SIGNATURE OF GRANT THORNTON APPEARS HERE)
GRANT THORNTON



New York, New York
February 24, 1994