Form 10-Q
period 1994-04-02
PLY GEM INDUSTRIES INC
filed 1994-05-17
CIK 79209

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended April 2, 1994  or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ______________________ to ____________________

Commission file number       1-4087
                       ------------------

                          PLY GEM INDUSTRIES, INC.
- - -------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

   Delaware                                          11-1727150
- - -------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

   777 Third Avenue, New York, NY                       10017
- - -------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code 212-832-1550
                                                   ----------------------------

- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               ------      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at April 30, 1994
- - --------------------------------------       -------------------------------
Common stock, par value $.25 per share       14,683,074  Shares

                  PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


     ASSETS                                                     (Dollars in Thousands)
     ------                                                 April 2,             December 31,
                                                              1994                   1993
                                                            ---------------------------------
                                                            (Unaudited)
Cash and cash equivalents                                  $  3,378              $ 12,499
Marketable securities                                         1,942                 1,942
Accounts receivable, net of allowance
  of $7,654; $7,197 in 1993                                  63,568                54,432
Inventories                                                 134,748               117,515
Prepaid expenses and other current assets                    22,481                11,077
                                                            -------               -------
     Current assets                                         226,117               197,465

Funds held for construction                                   2,216                 2,375
Property, plant and equipment -- at cost
  net of accumulated depreciation and
  amortization of $40,766; $38,704 in 1993                   68,892                67,766
Patents and trademarks, net of accumulated
  amortization of $6,959; $6,677 in 1993                     17,315                17,595
Other intangible assets -- net                               20,775                21,557
Cost in excess of net assets acquired -- net                 26,104                26,492
Other assets                                                 28,531                11,694
                                                            -------               -------
                                                           $389,950              $344,944
                                                            -------               -------
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Accounts payable and accrued expenses                      $ 54,374              $ 55,764
Notes payable                                                 2,514                 2,365
Current maturities of long-term debt                            946                 2,841
                                                            -------               -------
    Current liabilities                                      57,834                60,970

Long-term debt                                              126,244               142,898
Capital leases                                                7,159                 7,166
Deferred income taxes and other liabilities                  21,984                 4,968

Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 5,000,000 shares;
    none issued
  Common stock, $.25 par value; authorized
    30,000,000 shares; issued 16,642,268;
    11,872,509; in 1993                                       4,161                 2,968
  Additional paid-in capital                                138,850                64,006
  Retained earnings                                          70,964                72,601
  Less: Treasury stock--at cost
        (1,982,993 shares; 910,073 in 1993)                  36,018                 9,362
        Unamortized restricted stock                          1,228                 1,271
                                                            -------               -------
     Stockholders' equity                                   176,729               128,942
                                                            -------               -------
                                                           $389,950              $344,944
                                                            -------               -------

                See accompanying notes to financial statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                        (Dollars in Thousands)
                                                            Quarter Ended
                                                            -------------
                                                         April 2     March 31
                                                         -------     --------
                                                          1994         1993
                                                         ------       ------
Net sales                                                $163,412     $146,347

Cost of goods sold                                        136,935      120,338
                                                         --------     --------

     Gross profit                                          26,477       26,009

Selling, general and administrative
  expenses                                                 25,129       26,098
                                                         --------     --------

     Income (loss) from operations                          1,348          (89)

Amortization of goodwill and other
  intangibles                                              (1,184)      (1,196)
Interest expense                                           (2,662)      (2,392)
Investment and other income (expense), net                    126          (42)
                                                         --------     --------

     Loss before income taxes                              (2,372)      (3,719)

Income taxes benefit                                       (1,067)      (1,673)
                                                         --------     --------

     Net loss                                            $ (1,305)      (2,046)
                                                         --------     --------

Loss per share:
     Primary                                                $(.11)       $(.19)

     Fully diluted                                           (.11)        (.19)

Weighted average number of shares
 outstanding:
     Primary                                           11,490,000   10,576,000

     Fully diluted                                     11,490,000   10,576,000

Cash dividends per share                                     $.03         $.03

                See accompanying notes to financial statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                                  (In Thousands)
                                                                   Quarter Ended
                                                                   -------------
                                                           April 2,             March 31,
                                                          ---------             ---------
                                                             1994                  1993
                                                          ---------             ---------
Cash flows from operating activities
- - ------------------------------------
  Net loss                                                $ (1,305)             $ (2,046)
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization            $  3,577              $  3,131
     Provision for doubtful accounts               725                 1,997
     Changes in assets and liabilities:

       Accounts receivable                      (9,861)              (12,469)
       Inventories                             (17,233)              (20,974)
       Prepaid expenses and other
       current assets                          (11,404)                  717
       Accounts payable and accrued expenses    (2,413)                9,107
       Other                                     1,202     (35,407)   (1,655)    (20,146)
                                              --------    --------   -------    --------

     Net cash (used in) operating activities               (36,712)              (22,192)
                                                          --------              --------

Cash flows from investing activities
- - ------------------------------------
  Additions to property, plant and equipment                (3,311)               (6,018)
  Funds used for construction                                  159                 3,919
  Other                                                         24                   148
                                                          --------              --------

     Net cash (used in) investing activities                (3,128)               (1,951)
                                                          --------              --------

Cash flows from financing activities
- - ------------------------------------
  Short-term debt borrowings, (repayments), net                149                  (168)
  Repayments of long-term debt                              (1,875)               (2,394)
  Long-term borrowings                                      33,326                26,000
  Cash dividends                                              (332)                 (323)
  Other                                                       (549)                 (150)
                                                          --------              --------

     Net cash provided by financing activities              30,719                22,965
                                                          --------              --------

     Net increase (decrease) in cash and
      cash equivalents                                      (9,121)               (1,178)

Cash and cash equivalents at beginning
  of period                                                 12,499                 1,880
                                                          --------              --------

Cash and cash equivalents at end of period                $  3,378              $    702
                                                          --------              --------

                See accompanying notes to financial statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

NOTE 1 - The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year items have been reclassified to conform to the 1994 presentation.

   In 1994 the Company modified its interim fiscal reporting periods. Each period will end on the Saturday nearest to the end of the respective calendar quarters for March, June and September. This change will have no effect on the annual reporting period which will continue to end on December 31.

   These statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-K.

NOTE 2 - The major classes of inventories were as follows:


                       (In Thousands)
                   April 2,      December 31,
                     1994           1993
                   --------      ------------
Finished goods     $ 67,804      $ 56,630

Work in process      28,194        25,806

Raw materials        38,750        35,079
                   --------      --------
                   $134,748      $117,515
                   --------      --------

NOTE 3 - Earnings per share of common stock are based on the weighted average number of shares outstanding during each of the periods. Common stock equivalents and the assumed conversion of the Company's Convertible Senior Subordinated Discount Debentures in 1993 were not used because the results would be anti-dilutive.

NOTE 4 - Supplemental cash flow information for the quarterly periods are as follows:

                       (In Thousands)
                     April 2,   March 31,
                       1994       1993
                     --------   ---------
Interest paid          $  994     $1,017
Income taxes paid       1,883      2,419

   Non-cash financing activities involve the issuance of common stock during the first quarter of 1994 upon conversion of $49,963,000 of the Company's subordinated debentures.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                                  (Unaudited)



NOTE 5 - The accumulated amortization of cost in excess of net assets acquired and other intangibles is $23,968,000 at April 2, 1994 and $26,136,000 at December 31, 1993.

NOTE 6 - The Company's loan agreements with its banks require the attainment of certain working capital and tangible net worth levels and the maintenance of various financial ratios, among its provisions. Under the most restrictive of these covenants, at April 2, 1994 approximately $1,860,000 of retained earnings was available for the payment of dividends in 1994.

NOTE 7 - Hoover, a wholly-owned subsidiary of the Company, is a defendant, along with many other parties, in a number of commercial lawsuits, including a purported class action on behalf of certain Maryland homeowners, alleging property damage caused by alleged defects in certain pressure treated interior wood products. Hoover has not manufactured or sold these products since August 1988. The Company is also a defendant in many of these suits. The number of lawsuits pending, as of April 2, 1994, where Hoover is not being defended and indemnified by a third party, as well as the number of lawsuits filed in 1993 and 1994 have declined significantly from earlier periods.

    Many of the suits and claims have been settled. In those suits that remain pending, direct defense costs are being paid by either insurance carriers, under reservations of rights agreements, or out of insurance proceeds. Two actions have proceeded to trial against Hoover and resulted in jury verdicts against it. In one of these actions, judgment was entered in Hoover's favor by the court after a jury verdict against it and the plaintiff's petition to appeal the judgment entered in Hoover's favor was denied. Hoover is appealing the other judgment and believes that it has meritorious grounds for overturning it in whole or in part.

    Hoover and the Company have engaged in litigation with their insurers regarding coverage for these lawsuits and claims. Hoover has settled its coverage claims with a majority of its insurers and is negotiating settlements with others. Hoover and the Company believe they have meritorious claims for coverage from their remaining unsettled insurers and are seeking declaratory judgments confirming such coverage. The proceeds from settled insurance claims, along with the proceeds from a settlement of claims by Hoover against certain suppliers of materials used by it in the production of treated wood, are available for the settlement of the underlying property damage actions, including the jury verdict now on appeal. The Company believes that Hoover's remaining coverage disputes will be resolved within the next two years on a satisfactory basis and a substantial amount of additional coverage will be available to Hoover. In reaching this belief, it has analyzed Hoover's insurance coverage, considered its history of successful settlements with primary and excess insurers and consulted with counsel.

    Hoover and the Company are vigorously defending the underlying lawsuits which cannot be resolved on a reasonable basis and believe that they have meritorious defenses to those suits including, in the case of the Company, the defense that it has been improperly joined, as it did not manufacture or market the Hoover products at issue, and is not legally liable for the damage allegedly caused by them.

    At April 2, 1994, in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 39, which became effective on January 1, 1994, Hoover recorded a receivable (included in other assets) for $17.2 million for the estimated proceeds and recoveries related to insurance matters discussed above and accrued the same amount (included in other liabilities), for its estimated cost to resolve those matters not presently covered by existing settlements with insurance carriers and suppliers. In estimating both this liability, which Hoover expects to discharge over the next four years, and its anticipated additional insurance recoveries, Hoover and the Company have considered a number of factors, including: the number and exposure posed by the pending lawsuits; the significant decline in the number of lawsuits filed in 1993 and 1994; the availability of various legal defenses, including statutes of limitations; the existence of settlement protocols; an agreement indemnifying Hoover as to certain past and future claims; and Hoover's experience to date in settling with its insurance companies and the likely availability of additional insurance. Based on its evaluation, the Company believes that the ultimate resolution of the lawsuits and the insurance claims will not have a material adverse effect upon the financial position of the Company.


NOTE 8 - During the period February 23 to March 23, 1994 holders of $49,963,000 principal amount of 10% Convertible Senior Subordinated Discount Debentures, due October 1, 2008, exchanged them for 2,751,328 shares of common stock of the Company. The remaining $37,000 of the original $50 million face amount was redeemed by the Company.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITIONAL AND RESULTS OF OPERATIONS
                          QUARTER ENDED APRIL 2, 1994

Results of Operations
- - ---------------------

    Net sales for the first quarter of 1994 increased approximately 12% to $163.4 million from the corresponding 1993 period. Of the total net sales increase in 1994, approximately 70% is attributable to additional unit volume and approximately 30% to increases in average selling prices. Substantially all operating entities of the Company reported higher sales for the first quarter of 1994 when compared with the corresponding period in 1993. In 1994 the Company charged its interim fiscal reporting periods. The change had no material effect on the quarterly comparisons.

    Gross profit, expressed as a percentage of net sales, was 16.2% for the first quarter of 1994 compared to 17.8% for the corresponding period in 1993. The lower margin in 1994 was primarily due to the absence of inventory wood price gains experienced in 1993 and to a lesser extent competitive pricing pressures.

    Selling, general and administrative expenses, as a percent of net sales, were 15.4% for the 1994 first quarter compared to 17.8% for the corresponding period in 1993. The decline is primarily due to economies resulting from the absorption of fixed expenses over a larger sales base and lower provision for bad debts.

    The net loss for the first quarter of 1994 was $1.3 million compared with a net loss of $2.0 million for the first quarter of 1993. The lower loss experienced during the first quarter of 1994 resulted from the factors described above.


Liquidity and Capital Resources
- - -------------------------------

    The Company used $36.9 million in cash from operations during the first quarter of 1994 principally as a result of a seasonal increases in working capital and from the timing of the tax benefit related to the exercise of stock options. Significant first quarter 1994 financing activities related to the net increase in revolving credit borrowings of $33 million used principally to finance the working capital requirements of the Company.

    The Company's current ratio was 3.9 to 1 at April 2, 1994 compared to 3.2 to 1 at December 31, 1993.

    Available bank credit facilities were approximatley $41 million at April 2, 1994.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                                 April 2, 1994

                          PART II - OTHER INFORMATION



All items are inapplicable except:


Item 1.  Legal Proceedings

         See Note 7 to the consolidated financial statements.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:  None


    (b)  Reports - Dated February 24, 1994 reporting on a $200 million five year credit agreement with a group of banks.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                 April 2, 1994


                              S I G N A T U R E S



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Ply Gem Industries, Inc.
                                       ------------------------
                                       (Registrant)



Date:  May 17, 1994                    Herbert P. Dooskin
       ------------                    ------------------------
                                       Executive Vice President
                                       Principal Financial Officer