Form 10-Q
period 1994-07-02
PLY GEM INDUSTRIES INC
filed 1994-08-16
CIK 79209

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 1994    or
                               ---------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number  1-4087
                      ----------


                           PLY GEM INDUSTRIES, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                          11-1727150
- --------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

   777 Third Avenue, New York, NY                               10017
- --------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code 212-832-1550
                                                   --------------------

- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               ------      ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                             Outstanding at July 30, 1994
- --------------------------------------           -------------------------------
Common stock, par value $.25 per share                 14,853,506  Shares

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                 (Dollars in Thousands)
                                                 July 2,    December 31,
     ASSETS                                       1994          1993
     ------                                    -------------------------
                                               (Unaudited)
Cash and cash equivalents                        $ 10,193       $ 12,499
Marketable securities                               1,879          1,942
Accounts receivable, net of allowance
  of $7,790; $7,197 in 1993                        77,355         54,432
Inventories                                       133,700        117,515
Prepaid expenses and other current assets          16,999         11,077
                                                 --------       --------
     Current assets                               240,126        197,465

Funds held for construction                         2,114          2,375
Property, plant and equipment - at cost
  net of accumulated depreciation and
  amortization of $42,709; $38,704 in 1993         70,866         67,766
Patents and trademarks, net of accumulated
  amortization of $7,250; $6,677 in 1993           17,027         17,595
Other intangible assets - net                      20,226         21,557
Cost in excess of net assets acquired - net        25,761         26,492
Other assets                                       27,584         11,694
                                                 --------       --------
                                                 $403,704       $344,944
                                                 ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Accounts payable and accrued expenses            $ 61,022       $ 55,764
Notes payable                                       2,365
Current maturities of long-term debt                  928          2,841
                                                 --------       --------
     Current liabilities                           61,950         60,970

Long-term debt                                    129,264        142,898
Capital leases                                      7,153          7,166
Deferred income taxes and other liabilities        21,819          4,968

Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 5,000,000 shares;
    none issued
  Common stock, $.25 par value; authorized
    30,000,000 shares; issued 16,993,832;
    11,872,509; in 1993                             4,248          2,968
  Additional paid-in capital                      142,245         64,006
  Retained earnings                                76,785         72,601
  Less: Treasury stock-at cost
        (2,094,551 shares; 910,073 in 1993)        38,573          9,362
        Unamortized restricted stock                1,187          1,271
                                                 --------       --------
     Stockholders' equity                         183,518        128,942
                                                 --------       --------
                                                 $403,704       $344,944
                                                 ========       ========

                See accompanying notes to financial statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                       (Dollars in Thousands)
                                           Quarter Ended
                                           --------------
                                        July 2        June 30
                                         1994           1993
                                     -----------     -----------

Net sales                            $   219,805     $   184,422

Cost of goods sold                       173,726         148,522
                                     -----------     -----------

     Gross profit                         46,079          35,900

Selling, general and
  administrative expenses                 31,353          25,703
                                     -----------     -----------

    Income from operations                14,726          10,197

Amortization of goodwill and
  other intangibles                       (1,141)         (1,181)
Interest expense                          (1,750)         (2,727)
Investment and other
  income (expense), net                     (459)            (23)
                                     -----------     -----------


     Income before income taxes           11,376           6,266

Income taxes                               5,111           2,819
                                     -----------     -----------


     Net income                      $     6,265     $     3,447
                                     ===========     ===========

Earnings per share:
     Primary                                $.40            $.31

     Fully diluted                           .40             .31

Weighted average number of shares
 outstanding:
     Primary                          15,756,000      11,254,000

     Fully diluted                    15,756,000      14,008,000

Cash dividends per share                    $.03            $.03


                See accompanying notes to financial statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                           (Dollars in Thousands)
                                              Six Months Ended
                                             -----------------
                                            July 2        June 30
                                             1994           1993
                                          -----------   -----------

Net sales                                 $   383,217   $   330,769

Cost of goods sold                            310,661       268,860
                                          -----------   -----------

     Gross profit                              72,556        61,909

Selling, general and
  administrative expenses                      56,482        51,801
                                          -----------   -----------

    Income from operations                     16,074        10,108

Amortization of goodwill and
  other intangibles                            (2,325)       (2,377)
Interest expense                               (4,412)       (5,119)
Investment and other
  income (expense), net                          (333)          (65)
                                          -----------   -----------

     Income before income taxes                 9,004         2,547

Income taxes                                    4,044         1,146
                                          -----------   -----------

     Net income                           $     4,960   $     1,401
                                          ===========   ===========
Earnings per share:
     Primary                                     $.36          $.12

     Fully diluted                                .34           .12

Weighted average number of shares
 outstanding:
     Primary                               13,639,000    11,480,000

     Fully diluted                         14,623,000    14,234,000

Cash dividends per share                         $.06          $.06


                See accompanying notes to financial statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                   (In Thousands)
                                                                  Six Months Ended
                                                                 ------------------
                                                            July 2,              June 30,
                                                             1994                  1993
                                                           -------               -------
Cash flows from operating activities
- ------------------------------------
  Net income                                               $ 4,960               $ 1,401
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization             $ 6,930                $ 6,270
     Provision for doubtful accounts             1,123                  2,433
     Changes in assets and liabilities:
       Accounts receivable                     (24,046)               (22,486)
       Inventories                             (16,185)               (23,386)
       Prepaid expenses and other               (5,922)                  (833)
        current assets
       Accounts payable and
        accrued expenses                         5,258                 14,526
       Other                                       961     (31,881)       552    (22,924)
                                               -------     -------    -------    -------

    Net cash (used in) operating
      activities                                           (26,921)              (21,523)
                                                           -------               -------

Cash flows from investing activities
- ------------------------------------
  Additions to property, plant and
   equipment                                                (7,654)              (11,157)
  Funds used for construction                                  261                 3,913
  Other                                                        285                   532
                                                           -------               -------

     Net cash (used in) investing
      activities                                            (7,108)               (6,712)
                                                           -------               -------

Cash flows from financing activities
- ------------------------------------
  Short-term debt borrowings, (repayments),
   net                                                      (2,365)                3,674
  Repayments of long-term debt                              (1,875)               (4,604)
  Long-term borrowings                                      36,328                31,215
  Cash dividends                                              (776)                 (646)
  Other                                                        411                  (209)
                                                           -------               -------

     Net cash provided by financing
      activities                                            31,723                29,430
                                                           -------               -------

     Net increase (decrease) in cash and
      cash equivalents                                      (2,306)                1,195

Cash and cash equivalents at beginning
  of period                                                 12,499                 1,880
                                                           -------               -------

Cash and cash equivalents at end of period                 $10,193               $ 3,075
                                                           =======               =======

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

     In 1994 the Company modified its interim fiscal reporting periods. Each period will end on the Saturday nearest to the end of the respective calendar quarters for March, June and September. This change will have no effect on the annual reporting period which will continue to end on December 31 and will have no material effect on the quarterly or six month comparisons.

     These statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-K.

NOTE 2 - The major classes of inventories were as follows:

                                   (In Thousands)
                              July 2,          December 31,
                                1994               1993
                              --------         ------------
Finished goods                $ 69,634             $ 56,630

Work in process                 26,909               25,806

Raw materials                   37,157               35,079
                              --------             --------
                              $133,700             $117,515
                              ========             ========

NOTE 3 - Earnings per share of common stock are based on the weighted average number of shares outstanding during each of the periods. Primary and fully diluted earnings per share include the dilutive effect of unexercised stock options as modified for options in excess of 20% of shares outstanding.

NOTE 4 - Supplemental cash flow information for the six month periods are as follows:

                               (In Thousands)
                            July 2,      June 30,
                             1994          1993
                            -------      --------
Interest paid                $2,181        $3,565
Income taxes paid             2,487         2,900


     Non-cash financing activities involve the issuance of common stock during the first quarter of 1994 upon conversion of $49,963,000 of the Company's subordinated debentures.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                                  (Unaudited)

NOTE 5 - The accumulated amortization of cost in excess of net assets acquired and other intangibles is $24,544,000 at July 2, 1994 and $26,136,000 at December 31, 1993.

NOTE 6 - The Company's loan agreement with its banks require the attainment of certain working capital and tangible net worth levels and the maintenance of various financial ratios, among its provisions. Under the most restrictive of these covenants, at July 2, 1994 approximately $2,170,000 of retained earnings was available for the payment of dividends for the balance of 1994.

NOTE 7 - Hoover, a wholly-owned subsidiary of the Company, is a defendant, along with many other parties, in a number of commercial lawsuits, including a purported class action on behalf of certain Maryland homeowners, alleging property damage caused by alleged defects in certain pressure treated interior wood products. Hoover has not manufactured or sold these products since August 1988. The Company is also a defendant in many of these suits. The number of lawsuits pending, as of July 2, 1994, where Hoover is not being defended and indemnified by a third party, as well as the number of lawsuits filed in 1993 and 1994 have declined significantly from earlier periods.

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

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                                  (Unaudited)


     In accordance with the provisions of Financial Accounting Standards Board Interpretation No. 39, which became effective on January 1, 1994, Hoover has a receivable at July 2, 1994 (included in other assets) for $16.5 million for the estimated proceeds and recoveries related to insurance matters discussed above and an accrual for the same amount (included in other liabilities), for its estimated cost to resolve those matters not presently covered by existing settlements with insurance carriers and suppliers. In estimating both this liability, which Hoover expects to discharge over the next four years, and its anticipated additional insurance recoveries, Hoover and the Company have considered a number of factors, including: the number and exposure posed by the pending lawsuits; the significant decline in the number of lawsuits filed in 1993 and 1994; the availability of various legal defenses, including statutes of limitations; the existence of settlement protocols; an agreement indemnifying Hoover as to certain past and future claims; and Hoover's experience to date in settling with its insurance companies and the likely availability of additional insurance. Based on its evaluation, the Company believes that the ultimate resolution of the lawsuits and the insurance claims will not have a material adverse effect upon the financial position of the Company.

NOTE 8 - During the period February 23 to March 23, 1994 holders of $49,963,000 principal amount of 10% Convertible Senior Subordinated Discount Debentures, due October 1, 2008, exchanged them for 2,751,328 shares of common stock of the Company. The remaining $37,000 of the original $50 million face amount was redeemed by the Company. If this transaction had occurred on January 1, 1994 fully dilutive earnings per share for the six months ended July 2, 1994 would have been $.36.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE AND SIX MONTHS ENDED JULY 2, 1994

RESULTS OF OPERATIONS
- ---------------------

     Substantially all operating entities of the Company reported higher sales for the second quarter and first six months of 1994 when compared with the corresponding periods in 1993. Net sales for the second quarter of 1994 increased to a record $219.8 million, a 19.2% increase from the corresponding 1993 period. Net sales for the first six months of 1994 were 15.9% higher from the comparison period in 1993. Of the total net sales increase in the 1994 periods, approximately 65% is attributable to additional unit volume and approximately 35% to increases in average selling prices.

     Gross profit, expressed as a percent of sales, was 21.0% for the second quarter of 1994 as compared with 19.5% for the same 1993 period. Improved labor productivity, lower conversion costs and the absence of new plant start-up costs incurred in 1993 were primarily responsible for the improvement in gross profit. The first half of 1994 gross profit of 18.9% is substantially the same as in 1993.

     Selling, general and administrative expenses, as a percent of sales, for the 1994 second quarter were essentially flat compared to the prior year. For the first half comparison, selling, general and administrative expenses were 14.7% in 1994 compared to 15.7% in 1993. The decline is primarily due to economies resulting from absorption of fixed expenses over a larger sales base and a lower provision for bad debts partially offset by higher employment costs.

     Interest expense declined approximately $1 million for the second quarter of 1994 when compared to the second quarter of 1993. Lower interest expense for the quarter resulted from the conversion of the Company's 10% debentures into stock on March 25, 1994, partially offset by higher borrowing levels primarily needed to support the higher level of operations and slightly higher interest rates.

     Income from operations for the second quarter of 1994 was $14.7 million compared with $10.2 million last year. The 44% increase in operating income for the quarter as well as the increase for the first half of 1994 is primarily attributable to the reasons cited in the preceding paragraphs.

     The Company continues to explore various strategies to reduce costs including reduction in employment levels, consolidation or closure of certain operating locations, and consolidation of product lines. In pursuit of greater stockholder value, these strategies may lead to charges beginning in the third quarter which would likely be recovered through cost savings in future periods.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    THREE AND SIX MONTHS ENDED JULY 2, 1994


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company used $26.9 million in cash from operations during the first six months of 1994 principally as a result of an increase in working capital primarily associated with the higher level of overall business activity and the timing of the tax benefit related to the exercise of stock options.

     Significant investing activities during the first six months of 1994 include capital expenditures of $7.7 million primarily incurred in the Company's Windows, Doors and Siding Group.

     Significant financing activities in the first six months of 1994 related to the net increase in revolving credit borrowings of $36.3 million used principally to finance the working capital and capital enditures of the Company.

     The Company's current ratio was 3.9 to 1 at July 2, 1994 compared to 3.2 at December 31, 1993.

     Available bank credit facilities were approximately $40 million at July 2, 1994.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                                 July 2, 1994

                          PART II - OTHER INFORMATION


All items are inapplicable except:

Item 1.  Legal Proceedings

         See Note 7 to the consolidated financial statements.



Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of Ply Gem Industries, Inc. was held on May 14, 1994.

(b) The directors named in the Proxy Statement constituting the entire Board of Directors were elected to one year terms expiring in 1995, as follows:

                               FOR                         WITHHELD
                            ----------                     --------

Albert Hersh                10,273,434                      587,830
Jeffrey S. Silverman        10,278,298                      582,966
Herbert P. Dooskin          10,279,123                      582,141
Joseph Goldenberg           10,274,972                      586,292
David Gotterer              10,274,600                      586,664
Elihu H. Modlin             10,278,593                      582,671
Monte R. Haymon             10,279,123                      582,141

(c) A proposal submitted to the stockholders for approval of the 1994 employee Incentive Stock Plan was adopted as follows:

               FOR THE PROPOSAL:                   6,144,420

               AGAINST THE PROPOSAL:               2,748,287

               WITHHELD:                              58,480

(d) A proposal submitted to the stockholders for adoption of the 1994 Incentive Compensation Plan was adopted as follows:

               FOR THE PROPOSAL:                   8,848,615

               AGAINST THE PROPOSAL:               1,357,816

               WITHHELD:                              48,429

The Notice of Annual Meeting of Shareholders and Proxy Statement for Ply Gem Industries, Inc. dated April 15, 1994 was filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Act and is incorporated herein by reference.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                                 July 2, 1994

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits -

             Exhibit 11 - Schedule of Computation of Net Income Per Share

   (b)  Reports - None

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                 July 2, 1994


                              S I G N A T U R E S



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Ply Gem Industries, Inc.
                                          ------------------------
                                          (Registrant)



Date:  August 15, 1994                /s/ Herbert P. Dooskin
       ---------------                    ------------------------
                                          Executive Vice President
                                          Principal Financial Officer

                                                                      Exhibit 11


                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                     COMPUTATIONS OF NET INCOME PER SHARE

                                  (Unaudited)

                                                 Quarter      Six Months
                                                  Ended         Ended
                                               July 2, 1994  July 2, 1994
                                               ------------  ------------

Weighted average common shares outstanding,
net of unamortized restricted stock              14,570,000    13,025,000

Add: shares assumed to be issued upon
exercise of employee stock options at
the average market price under the
modified treasury stock method and
restricted stock earned                           1,186,000       614,000
                                                -----------   -----------
  Primary shares                                 15,756,000    13,639,000
                                                -----------   -----------

Add: additional shares assumed to be
issued upon exercise of employee stock
options at quarter - end market price
(if higher than average market price)                -0-          984,000
                                                -----------   -----------

Fully diluted shares                             15,756,000    14,623,000
                                                ===========   ===========

Net Income                                      $ 6,265,000   $ 4,960,000
                                                ===========   ===========

Primary earnings per share                             $.40          $.36
                                                       ====          ====

Fully diluted earnings per share                        .40           .34
                                                        ===           ===