Form 10-Q
period 1994-10-01
PLY GEM INDUSTRIES INC
filed 1994-11-15
CIK 79209

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 1994 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission file number       1-4087
                       ------------------

                           PLY GEM INDUSTRIES, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     Delaware                                11-1727150
 --------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)           Identification No.)

     777 Third Avenue, New York, NY                  10017
- ---------------------------------------------------------------------
(Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code 212-832-1550
                                                   ------------------

- ---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               ------      ------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                        Outstanding at November 1, 1994
- --------------------------------------    ----------------------------------
Common stock, par value $.25 per share    14,973,234  Shares

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                        (Dollars in Thousands)
                                                     October 1,     December 31,
ASSETS                                                  1994            1993
- ------                                              -----------     ------------
                                                    (Unaudited)
  Cash and cash equivalents                            $ 10,121         $ 12,499
  Marketable securities                                   1,850            1,942
  Accounts receivable, net of allowance
    of $8,332; $7,197 in 1993                            75,220           54,432
  Inventories                                           121,457          117,515
  Prepaid expenses and other current assets              27,757           11,077
                                                       --------         --------
       Current assets                                   236,405          197,465

  Funds held for construction                             1,038            2,375
  Property, plant and equipment - at cost
    net of accumulated depreciation and
    amortization of $44,381; $38,704 in 1993             72,581           67,766
  Patents and trademarks, net of accumulated
    amortization of $7,537; $6,677 in 1993               16,752           17,595
  Other intangible assets - net                          15,581           21,557
  Cost in excess of net assets acquired - net            25,181           26,492
  Other assets                                           28,430           11,694
                                                       --------         --------
                                                       $395,968         $344,944
                                                       ========         ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
  Accounts payable and accrued expenses                $ 79,661         $ 55,764
  Notes payable and current maturities
    of long-term debt and capital leases                    489            5,206
                                                       --------         --------
       Current liabilities                               80,150           60,970

  Long-term debt                                        112,182          142,898
  Capital leases                                          7,143            7,166
  Deferred income taxes and other liabilities            26,747            4,968

  Stockholders' equity:
    Preferred stock, $.01 par value;
      authorized 5,000,000 shares;
      none issued
    Common stock, $.25 par value; authorized
      30,000,000 shares; issued 17,116,195;
      11,872,509 in 1993                                  4,279            2,968
    Additional paid-in capital                          143,879           64,006
    Retained earnings                                    62,361           72,601
    Less: Treasury stock-at cost
          (2,149,961 shares; 910,073 in 1993)            39,631            9,362
          Unamortized restricted stock                    1,142            1,271
                                                       --------         --------
       Stockholders' equity                             169,746          128,942
                                                       --------         --------
                                                       $395,968         $344,944
                                                       ========         ========

See accompanying notes to the financial statements.

                   PLY GEM INDUSTRIES,INC., AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (Unaudited)


                                                   (Dollars in Thousands)
                                                      Nine Months Ended
                                                      -----------------
                                                  October 1,    September 30,
                                                     1994           1993
                                                  ----------    -------------
  Net sales                                         $602,214         $539,735

  Cost of goods sold                                 483,005          437,054
                                                    --------         --------

       Gross profit                                  119,209          102,681

  Selling, general and administrative
    expenses                                          85,635           78,915

  Nonrecurring charges                                36,275              --
                                                    --------         --------

       Income (loss) from operations                  (2,701)          23,766

  Amortization of goodwill and
    other intangibles                                 (3,332)          (3,557)
  Interest expense                                    (6,026)          (7,821)
  Investment and other income expense, net              (414)            (234)
                                                    --------         --------

       Income (loss) before income taxes             (12,473)          12,154

  Income taxes (benefit)                              (3,456)           5,493
                                                    --------         --------

       Net income (loss)                             ($9,017)          $6,661
                                                    ========         ========

  Earnings (loss) per share:
       Primary                                         ($.66)            $.57

       Fully diluted                                    (.66)             .55

  Weighted average number of shares
     outstanding:
       Primary                                    13,594,000       11,604,000

       Fully diluted                              13,594,000       14,967,000

  Cash dividends per share                              $.09             $.09

See accompanying notes to financial statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (Unaudited)


                                                       (Dollars in Thousands)
                                                            Quarter Ended
                                                            -------------
                                                     October 1,    September 30,
                                                        1994            1993
                                                     ----------    -------------

  Net sales                                            $218,997        $208,966

  Cost of goods sold                                    172,344         168,194
                                                       --------        --------

       Gross profit                                      46,653          40,772

  Selling, general and administrative
    expenses                                             29,153          27,114

  Nonrecurring charges                                   36,275             --
                                                       --------        --------

       Income (loss) from operations                    (18,775)         13,658

  Amortization of goodwill and
    other intangibles                                    (1,007)         (1,180)
  Interest expense                                       (1,614)         (2,702)
  Investment and other income
    expense, net                                            (81)           (169)
                                                       --------        --------

       Income (loss) before income taxes                (21,477)          9,607

  Income taxes (benefit)                                 (7,500)          4,347
                                                       --------        --------
       Net income (loss)                               ($13,977)         $5,260
                                                       ========        ========

  Earnings (loss) per share:
       Primary                                            ($.95)           $.44

       Fully diluted                                      ($.95)           $.41

  Weighted average number of shares
    outstanding:
      Primary                                        14,720,000      11,835,000
      Fully diluted                                  14,720,000      14,988.000
  Cash dividends per share                                 $.03            $.03


See accompanying notes to financial statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      (In Thousands)
                                                                    Nine Months Ended
                                                                    -----------------
                                                                October 1,  September 30,
                                                                   1994          1993
                                                                ----------  -------------
  Cash flows from operating activities
  ------------------------------------
  Net income (loss)                                               (9,017)                     6,661
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
       Nonrecurring charges                            36,275                       --
       Depreciation and amortization                   10,314                    9,494
       Provision for doubtful accounts                  1,096                    3,658
       Changes in assets and liabilities:
         Accounts receivable                          (22,684)                 (30,648)
         Inventories                                  (11,145)                 (13,245)
         Prepaid expenses and other
          current assets                              (16,680)                  (1,550)
         Accounts payable and
          accrued expenses                              6,999                   14,090
         Other                                            910      5,085         2,215      (15,986)
                                                      -------    -------       -------       ------

  Net cash (used in) operating
        activities                                                (3,932)                    (9,325)
                                                                 -------                     ------
  Cash flows from investing activities
  ------------------------------------
     Additions to property, plant and
        equipment                                                (14,648)                   (16,040)
     Funds used for construction                                   1,337                      6,031
     Other                                                         1,053                        593
                                                                 -------                     ------
       Net cash (used in) investing
         activities                                              (12,258)                    (9,416)
                                                                 -------                     ------
  Cash flows from financing activities
  ------------------------------------
     Short-term debt borrowings,
      (repayments), net                                           (2,365)                    (1,075)
     Repayments of long-term debt                                 (2,925)                    (8,290)
     Long-term borrowings                                         19,834                     29,390
  Cash dividends                                                  (1,222)                      (970)
  Other                                                              490                        400
                                                                 -------                     ------
       Net cash provided by financing
        activities                                                13,812                     19,455
                                                                 -------                     ------
       Net increase (decrease) in cash
        and cash equivalents                                      (2,378)                       714
  Cash and cash equivalents at beginning
   of period                                                      12,499                      1,880
                                                                 -------                     ------
  Cash and cash equivalents at end of period                     $10,121                     $2,594
                                                                 =======                     ======

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

     In 1994 the Company modified its interim fiscal reporting periods. Each period will end on the Saturday nearest to the end of the respective calendar quarters for March, June and September. This change will have no effect on the annual reporting period which will continue to end on December 31 and will have no material effect on the quarterly or nine month comparisons.

     These statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-K.

NOTE 2 - During the third quarter of 1994, the Company recorded nonrecurring charges of $36.3 million ($22.5 million or $1.53 per share after tax). The charges consist of approximately $29.3 million related to a restructuring program designed to improve profitability and $7.0 million for unusual items primarily consisting of the write down of certain intangible assets and obsolete and discontinued products.

     The Company began working on the proposed restructuring program during the fiscal 1994 second quarter. The restructuring charge consists of several components including: severance and related costs in connection with the planned reduction of approximately 15% of the Company's workforce or approximately 600 salaried and hourly jobs, consolidation and closure of selected regional distribution and manufacturing facilities, the abandonment of certain information systems and other actions including lease termination expenses and transaction costs to execute the restructuring program. It is anticipated that these actions will be implemented over the next twelve months and the Company should realize annualized pretax savings of approximately $12 million upon full implementation.

     The balance of the restructuring accrual at October 1, 1994 is approximately $20.2 million of which approximately $16.9 million is included in accounts payable and accrued expenses and the remainder included in deferred income taxes and other liabilities.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


     The current status of the components of the restructuring liability is as follows:


                                                      (In Thousands)
                                                                   Balance at
                                            Initial Liability   October 1, 1994
                                            -----------------   ---------------

  Severance and related costs                     $ 8,500            $ 7,600
  Consolidation and closure of
    facilities                                     15,900              9,700
  Abandonment of certain information systems        1,600               ---
  Other, including lease termination
    expenses and costs to execute
    the program                                     3,300              2,900
                                                  -------            -------
                                                  $29,300            $20,200
                                                  =======            =======


  NOTE 3 - The major classes of inventories were as follows:


                                                  (In Thousands)
                                            October 1,    December 31,
                                               1994            1993
                                            ----------    ------------
              Finished goods                  $55,819        $56,630
              Work in process                  26,976         25,806
              Raw Materials                    38,662         35,079
                                             --------       --------
                                             $121,457       $117,515
                                             ========       ========


NOTE 4 - Earnings (loss) per share of common stock are based on the weighted average number of shares outstanding during each of the periods. Primary and fully diluted earnings per share for the 1993 periods include the dilutive effect of unexercised stock options. Fully diluted earnings per share in 1993 include the assumed conversion of the Company's Convertible Senior Subordinated Discount Debentures ("Debentures").

NOTE 5 - Supplemental cash flow information for the nine month periods are as follows:

                           (In Thousands)
                     October 1,   September 30,
                        1994          1993
                     ----------   -------------
Interest paid         $ 3,617        $ 6,190
Income taxes paid       2,707          6,799


                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


     Non-cash financing activities involve the issuance of common stock during the first quarter of 1994 upon conversion of $49,963,000 of the Company's Debentures.

NOTE 6 - The accumulated amortization of cost in excess of net assets acquired and other intangibles is $25,498,000 at October 1, 1994 and $26,136,000 at December 31, 1993.

NOTE 7 - The Company's loan agreement with its banks require the attainment of certain working capital and tangible net worth levels and the maintenance of various financial ratios, among its provisions. Under the most restrictive of these covenants, at October 1, 1994 approximately $1,770,000 of retained earnings was available for the payment of dividends for the balance of 1994.

NOTE 8 - Hoover Treated Wood Products, Inc. ("Hoover"), a wholly-owned subsidiary of the Company, is a defendant, along with many other parties, in a number of commercial lawsuits, including a purported class action on behalf of certain Maryland homeowners, alleging property damage caused by alleged defects in certain pressure treated interior wood products. Hoover has not manufactured or sold these products since August 1988. The Company is also a defendant in some of these suits. The number of lawsuits pending, as of October 1, 1994, where Hoover is not being defended and indemnified by a third party, as well as the number of lawsuits filed in 1993 and 1994 have declined significantly from earlier periods.

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

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


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

     In accordance with the provisions of Financial Accounting Standards Board Interpretation No. 39, which became effective on January 1, 1994, Hoover has a receivable at October 1, 1994 (included in other assets) for $17.9 million for the estimated proceeds and recoveries related to insurance matters discussed above and an accrual for the same amount (included in other liabilities), for its estimated cost to resolve those matters not presently covered by existing settlements with insurance carriers and suppliers. In estimating both this liability, which Hoover expects to discharge over the next four years, and its anticipated additional insurance recoveries, Hoover and the Company have considered a number of factors, including: the number and exposure posed by the pending lawsuits; the significant decline in the number of lawsuits filed in 1993 and 1994; the availability of various legal defenses, including statutes of limitations; the existence of settlement protocols; an agreement indemnifying Hoover as to certain past and future claims; and Hoover's experience to date in settling with its insurance companies and the likely availability of additional insurance. Based on its evaluation, the Company believes that the ultimate resolution of the lawsuits and the insurance claims will not have a material adverse effect upon the financial position of the Company.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


NOTE 9 - During the period February 23 to March 23, 1994 holders of $49,963,000 principal amount of 10% Convertible Senior Subordinated Discount Debentures, due October 1, 2008, exchanged them for 2,751,328 shares of common stock of the Company. The remaining $37,000 of the original $50 million face amount was redeemed by the Company.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  THREE AND NINE MONTHS ENDED OCTOBER 1, 1994



NONRECURRING CHARGES
- --------------------

     During the third quarter of 1994, the Company recorded nonrecurring charges of $36.3 million. As more fully described in Note 2 to the Consolidated Financial Statements, the nonrecurring charges consist of $29.3 million related to a restructuring program and $7.0 million related to unusual items primarily consisting of the write down of certain intangible assets and obsolete and discontinued products. Approximately $14 million of the charge is for non cash charges resulting from asset write-offs.

     The profit improvement actions involve delayering the organization, changing business processes, utilizing facilities more effectively and improving product line management. The actions are expected to be implemented over the next twelve months and the Company expects to realize annualized pretax savings of approximaely $12 million upon full implementation.

RESULTS OF OPERATIONS
- ---------------------

     Net sales for the third quarter of 1994 increased to $219.0 million, a 4.8% increase from the corresponding 1993 period. Sales for the current quarter were affected by a ten day work stoppage at the Company's largest window manufacturing facility. Net sales for the first nine months of 1994 were 11.6% higher compared to the corresponding 1993 period as substantially all operating entities reported higher sales for the first nine months of 1994 compared to 1993. Of the total net sales increase in the nine month comparison periods, approximately 6% is attributable to additional unit volume and the remainder to increases in average selling prices. The increase in net sales in the quarterly comparison was primarily attributable to increases in average selling prices.

     Gross profit, expressed as a percent of sales, was 21.3% for the third quarter of 1994 as compared with 19.5% for the same 1993 period. For the first nine months of 1994 gross profit was 19.8% compared to 19.0% for the same period in 1993. Improved labor productivity, overall lower conversion costs and the absence of new plant start-up costs incurred in 1993 were primarily responsible for the improvement in gross profit.

     Selling, general and administrative expenses, as a percent of sales, for the 1994 third quarter were essentially flat compared to the prior year. For the year to date comparison, selling, general and administrative expenses were 14.2% in 1994 compared to 14.6% in 1993. The decline is primarily due to economies resulting from absorption of fixed expenses over a larger sales base and a lower provision for bad debts partially offset by higher employment costs.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  THREE AND NINE MONTHS ENDED OCTOBER 1, 1994

     The nonrecurring charges created a loss from operations of $18.8 million in the 1994 third quarter compared to operating income of $13.7 million in the comparable 1993 period. Excluding the charges operating income would have advanced approximately 28% and 41% respectively, for the quarter and year to date comparisons for the reasons described in the preceding paragraphs.

     Interest expense declined approximately $1.1 million for the third quarter of 1994 when compared to the second quarter of 1993. Lower interest expense for the quarter resulted from the conversion of the Company's Debentures into common stock on March 25, 1994, partially offset by higher borrowing levels primarily needed to support the higher level of operations and slightly higher interest rates.

     The Company's effective tax rate was 34.9% and 27.7% respectively, for the three and nine months ended October 1, 1994 compared to approximately 45.2% for the 1993 comparison periods. The lower effective rates, which are used to compute the tax benefit on the periods losses, are attributable to a proportionately larger amount of non deductible goodwill amortization in 1994 when compared to income (loss) before taxes than in 1993.

Liquidity and Capital Resources
- -------------------------------

     The Company used $3.9 million in cash from operations during the first nine months of 1994 principally as a result of an increase in working capital primarily associated with the higher level of overall business activity and the timing of the tax benefit related to the exercise of stock options.

     Significant investing activities during the first nine months of 1994 include capital expenditures of $14.7 million primarily incurred in the Company's Windows, Doors and Siding subsidiaries.

     Significant financing activities in the first nine months of 1994 related to the net increase in revolving credit borrowings of $19.8 million used principally to finance the working capital and capital expenditures of the Company.

     The Company expects to spend approximately $11 million after taxes in connection with the restructuring program over the next several years.

     The Company's current ratio was 2.9 to 1 at October 1, 1994 compared to 3.2 at December 31, 1993.

     Available bank credit facilities were approximately $70 million at October 1, 1994.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                                October 1, 1994
                          PART II - OTHER INFORMATION



All items are inapplicable except:

Item 1.   Legal Proceedings

          See Note 8 to the consolidated financial statements.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit 27 - Financial Data Schedule

     (b)  Reports - None

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                                October 1, 1994


                              S I G N A T U R E S



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Ply Gem Industries, Inc.
                                       ------------------------
                                       (Registrant)



Date:  November 15, 1994               /s/ Herbert P. Dooskin
       -----------------               ---------------------------
                                       Executive Vice President
                                       Principal Financial Officer