Form 10-K405
PLY GEM INDUSTRIES INC
filed 1995-03-31
CIK 79209

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                               ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (FEE REQUIRED)
  For the fiscal year ended December 31, 1994.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
  For the transition period from      to     .

                             Commission file number
                                     1-4087

                               ----------------

                            PLY GEM INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               11-1727150
      (State or other jurisdiction        (I.R.S. Employer Identification No.)
    of incorporation or organization)

  777 THIRD AVENUE, NEW YORK, NEW YORK                   10017
    (Address of principal executive                    (Zip Code)
                offices)

       Registrant's telephone number, including area code: (212) 832-1550

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                ON WHICH REGISTERED
      ---------------------------------  ---------------------------------
      Common Stock, $.25 par value       New York Stock Exchange

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No    .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of the registrant, using the closing price which the registrant's voting stock was sold on such date, was $214,862,000 as of March 24, 1995.

  The number of shares outstanding of the registrant's common stock, $.25 par value was 14,561,894 as of March 24, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

          IDENTIFICATION OF DOCUMENT         PART INTO WHICH INCORPORATED
      ----------------------------------  -----------------------------------
      Proxy Statement for Annual Meeting
       of Stockholders to be held on May
       11, 1995                           Part III -- Items 10, 11, 12 and 13

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

  PLY GEM Industries, Inc., a Delaware corporation ("PLY GEM", hereinafter with its subsidiaries referred to collectively as the "Company"), was originally incorporated in 1946 in New York and reincorporated in Delaware in 1987. The Company is a national manufacturer and distributor of a wide range of specialty products for the home improvement industry. The Company believes that it is among the nation's largest manufacturers of wood windows, vinyl siding and accessories, and vinyl windows, and one of the major suppliers of specialty wood and other related products. Each of the Company's ten wholly-owned subsidiaries and its one division have achieved a leading market position within their respective niches of the home improvement industry.

  The home improvement industry includes products designed for all remodeling, repair and alteration of residential structures whether the work is performed by the homeowner (the "do-it-yourselfer" or "D-I-Y"), or by a professional contractor. Home improvement products, which in some cases are also used in new construction applications, are sold either through retailers or specialty wholesale distributors that in turn sell to retailers, contractors and builders. The success of the recently introduced warehouse home center format, such as that utilized by Home Depot, continues to change the traditional way in which home improvement products are sold.

  The Company's primary objective is to become the supplier of choice to the home improvement industry for high margin specialty products. The Company believes that it is uniquely positioned to provide products and services to the major home center retailers, which the Company believes is the fastest growing segment of the home improvement industry.

  The Company's products are distributed through an extensive network which includes major retail home center chains, specialty home remodeling distributors, lumber and building products wholesalers, professional contractors and Company operated distribution centers. The products are marketed throughout the United States and Canada through Company sales personnel and independent representatives.

  During 1994, the Company announced a restructuring program which is intended to strengthen the Company's core businesses, improve long-term profitability and enhance shareholder value. These actions are part of the Company's continuing effort to identify opportunities to improve its cost structure. The Company's restructuring program provides for a wide range of targeted initiatives including delayering the organization, consolidation and closure of selected regional distribution and manufacturing facilities, abandonment of certain information systems and other actions including lease termination expenses. Implementation of certain of these initiatives has already begun, while others are planned to be completed during 1995.

  The Company operates predominantly in one business segment -- Home Improvement Products. Prior to 1992, the Company reported in two industry segments, Home Improvement Products and Home Products. The operations of the latter segment, consisting of manufacturing and distribution of disposable paper vacuum cleaner bags, have become less significant over the past several years and as a result the Home Products operations are not material to an understanding of the Company's business taken as a whole.

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

                                                                   YEAR ACQUIRED
                                                                   -------------
WINDOWS, DOORS AND SIDING
Variform, Inc. ("Variform").......................................     1986
Great Lakes Window, Inc. ("Great Lakes")..........................     1986
SNE Enterprises, Inc. ("SNE").....................................     1989
Richwood Building Products, Inc. ("Richwood").....................     1992
SPECIALTY WOOD PRODUCTS
Ply*Gem Manufacturing
Hoover Treated Wood Products, Inc. ("Hoover").....................     1983
Sagebrush Sales, Inc. ("Sagebrush")...............................     1988
Continental Wood Preservers, Inc. ("Continental").................     1988
DISTRIBUTION
Goldenberg Group, Inc. ("Goldenberg").............................     1983
Allied Plywood Corporation ("Allied").............................     1985
HOME PRODUCTS
Studley Products, Inc. ("Studley")................................     1969

WINDOWS, DOORS AND SIDING

  SNE Enterprises, Inc.: SNE is a major manufacturer of wood windows, competing with companies such as Andersen, Marvin and Pella. The Company believes that it is the second largest supplier of wood windows to the major home center retailers.

  SNE manufactures a full line of wood and vinyl windows and patio doors, glass and polycarbonate skylights, and wooden interior bifold doors and shutters. Its products are sold primarily under the Crestline (R) and Vetter (R) brand names and include double hung, casement, sliding and awning windows as well as hinged and sliding patio doors. SNE recently introduced a window that offers the maintenance free and insulating benefits of a solid vinyl window yet has a wood interior that can be painted or stained. SNE's windows are available primed or with an exterior cladding of either aluminum or vinyl. They are available in both custom and stock sizes, and are sold through an extensive network of home centers, lumber and building materials retailers, and specialized value added distributors. SNE's products are marketed to both the home improvement and new construction markets.

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

  Vinyl siding is sold to either specialized wholesale distributors who in turn sell directly to remodeling contractors (one-step distribution), or to building materials distributors who sell to home centers and lumberyards who, in turn, sell to remodeling contractors (two-step distribution). While Variform sells through both channels of distribution, it focuses on the two-step market, where management believes it is the dominant supplier to the major home center retailers and retail lumber yards, primarily through private label programs with building materials distributors. The Company believes that Variform is able to compete on favorable terms as a result of its broad distribution coverage, high quality innovative products, and production efficiency. Additionally, Variform is strongest in the retail segment of the market, which continues to grow at a rate that is faster than the overall market, as warehouse retailers continue to take business away from the traditional one-step market by offering remodeling contractors a "one-stop-shop" for all of their home improvement material needs.

  Great Lakes Window, Inc.: Great Lakes is a manufacturer of high quality, energy efficient, maintenance free vinyl windows. Its products include double hung, casement, sliding and awning windows, as well as hinged and sliding patio doors. Great Lakes offers a wide selection of products, including a variety of exterior colors and interior woodgrains, several different grille patterns and a wide assortment of glass options. Great Lakes products are primarily used in replacement applications, where windows and patio doors are manufactured for a specific order on a custom size basis. During 1994, Great Lakes introduced a new vinyl window line to penetrate the new construction market which will be sold primarily through two-step distribution.

  Great Lakes sells its products through its highly trained sales force. It sells its products to specialty window distributors who in turn sell to remodeling contractors, and direct to large remodeling companies. The Company believes that Great Lakes is able to compete successfully due to the breadth and quality of its product offering and its merchandising support. In addition, Great Lakes has been the forerunner in introducing new designs to the industry. Great Lakes' innovative locking system, interior woodgrains and its use of various glass treatments are a few examples of innovations that distinguish Great Lakes from its competition. Great Lakes expects to continue to develop new designs and features for its products in the future.

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

SPECIALTY WOOD PRODUCTS

  Hoover Treated Wood Products, Inc.: Hoover is a manufacturer of pressure treated wood products, selling to home center chains, lumberyards and building material retailers and wholesalers. Its products include lumber and plywood which have been treated for fire retardancy and for protection against moisture and insect infestation.

  Sagebrush Sales, Inc.: Sagebrush is a manufacturer and distributor of specialty lumber and building products serving the home improvement and building materials market in the Southwest.

  Ply*Gem Manufacturing is a manufacturer and distributor of decorative wall coverings. Its products include decorator paneling, planking and tileboard for the home improvement market. Ply*Gem Manufacturing also distributes a complete line of imported ceramic, porcelain and marble floor tile marketed through home centers and lumberyards.

  Continental Wood Preservers, Inc.: Continental is a Midwestern manufacturer of pressure treated wood products for home improvement retailers and lumberyards in the Midwest.

  While the specialty wood products industry is very competitive, the Company believes it is able to compete effectively by providing superior customer service, outstanding quality and, wherever possible, proprietary products. The companies within the group focus on high margin, niche markets within the broader defined wood products industry which tends to be commodity driven. Its products are sold through home center retailers and wholesalers of building materials. The Company believes that growth in this segment of its business will result from continued expansion of its share of the home center market.

DISTRIBUTION

  Allied Plywood Corporation: Allied is a national distributor of a broad range of high end specialty wood and wood related products, including hardwood plywood, melamine and other laminated board products, hardwood lumber, solid surface materials and cabinet hardware. It is also a major importer of Russian wood products, through its affiliate, Russian Wood Express Inc. ("Russian Wood"). Allied's customers are industrial woodworkers, including cabinet manufacturers, architectural millworkers, and manufacturers of store fixtures, furniture, signs and exhibits. Allied sells its products through an extensive network of eleven company operated warehouse facilities and utilizes numerous public warehouses located primarily in the East. A hub and spoke distribution network was recently established at Allied to serve its six Northeast distribution centers. This operation, which allows a central warehouse to serve a broad region, now handles approximately 60% of the material sold in the Northeast and has improved inventory turns. Sales are generated by a well trained and experienced sales force.

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

  Goldenberg Group, Inc.: Goldenberg is a West Coast distributor and manufacturer of furniture components, laminates and board products to furniture manufacturers and other original equipment manufacturers, building material retailers and wholesalers.

HOME PRODUCTS

  Studley Products, Inc.: Studley is a manufacturer of disposable paper vacuum cleaner bags. In addition, it sells related floor care products. Studley's products are sold to manufacturers of vacuum cleaners, mass merchandisers and other retailers and recently to the retail home center market.

  Even though the market is very competitive Studley is able to compete on the basis of its technical expertise in the design and manufacture of its products, and in its use of high performance materials. Studley introduced an innovative new vacuum cleaner bag that is able to capture pollen and other allergy causing bacteria through the use of high performance materials. The continued introduction of new products and the fact that many consumers are now likely to own more than one vacuum cleaner are expected to provide opportunities for future growth.

PRODUCTION AND FACILITIES

  The Windows, Doors and Siding group operates ten manufacturing and warehouse facilities in the United States and one in Canada. Vinyl siding is produced by an extrusion process which forms siding through various dies from certain resin compounds, primarily polyvinyl chloride. Siding accessories are manufactured through an injection molding process using proprietary mold designs. Insulated vinyl framed replacement windows are manufactured, using a patented process, from insulated glass and vinyl extrusions. The manufacturing process of wood windows and patio doors involves cutting and shaping of components that are assembled with high speed tools. In 1994, SNE closed three window assembly and distribution facilities and consolidated these operations into its main manufacturing facility in Mosinee, Wisconsin. This action plus the addition of new automated production equipment, will effectively double the manufacturing capacity of SNE and lead to improved service to its customers.

  The Specialty Woods Products group operates eight production and warehouse facilities in the United States. The treatment process of wood products generally involves vacuum pressure impregnation of chemicals into the wood in an enclosed vessel to ensure thorough penetration to meet industry and government standards. Some of the wood is kiln dried after treatment to remove moisture imparted during the pressure impregnation process, providing a clean, dry and easily handled product. The Company's high-speed laminating production facilities afford flexibility in laminating paper and vinyl to various substrate materials. Specialty lumber products, including siding, decking and paneling are manufactured by the Company in two facilities with a combined annual production capacity in excess of 100 million board feet.

  The Distribution group operates thirteen distribution centers and utilizes numerous public warehouses located in various major port cities. It also operates two manufacturing facilities.

  Disposable paper vacuum cleaner bags are manufactured at one facility in the United States and one in Canada. Disposable paper vacuum cleaner bags are manufactured on highly automated equipment, the major part of which was designed and built by the Company. The Company is continuously engaged in designing vacuum cleaner bags for new vacuum cleaner models.

RAW MATERIALS

  The principal raw materials used in the manufacture of the Company's products are polyvinyl chloride, polypropylene, glass, vinyl extrusions, particle board, fiberboard, plywood, various species of lumber such as pine, spruce, luaun, hemlock and fir, various chemicals, filter paper, and paper.

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

  Hoover and Continental maintain a backlog of firm orders to be filled in an amount representing approximately 5% of its annual sales. Distribution consists of warehouse operations where orders are filled from stock and where there is no significant backlog.

EMPLOYEES

  At December 31, 1994 approximately 4,200 persons were employed by the Company. Approximately 1,500 of such employees are covered by collective bargaining agreements which expire at various times over the next five years. Although the Company had two work stoppages of short duration during 1994, neither had a material adverse effect on the Company's operations and the Company considers its relations with its employees to be good. Under the Company's restructuring program, the Company expects to reduce its work force through 1995 by approximately 600 positions. Approximately 150 positions were eliminated under the program during 1994.

ITEM 2. PROPERTIES.

  The Windows, Doors and Siding group operates ten manufacturing and warehouse facilities in the United States and one in Canada ranging in size from approximately 20,000 square feet to 660,000 square feet. Of these facilities, six are owned, and five are leased under net leases that expire at various dates through 2017. The group's manufacturing facilities operated at ranges of approximately 75% to 90% of capacity during 1994.

  The Specialty Woods group has eight manufacturing and warehouse facilities in the United States ranging in size from approximately 20,000 square feet to 215,000 square feet. Of these facilities, six are owned, and two are leased under net leases that expire in 1996. The group's manufacturing facilities operated at ranges of approximately 60% to 70% of capacity during 1994.

  The Distribution group operates thirteen distribution centers ranging in size from approximately 16,000 square feet to 177,000 square feet and two manufacturing facilities of approximately 38,000 square feet and 91,000 square feet. Two facilities are owned, and thirteen are leased under leases that expire at various dates through 2003. Goldenberg's two manufacturing facilities operated at approximately 80% of capacity during 1994.

  Home Products has one manufacturing facility (approximately 160,000 square feet) in the United States and one (approximately 39,000 square feet) in Canada. These facilities are leased by the Company under leases that expire in 2007. The facilities operated at ranges of approximately 60% to 65% of capacity during 1994.

  The Company's building, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for current and future production requirements.

  The Company's executive offices are located at 777 Third Avenue, New York, New York and consist of approximately 14,700 square feet of office space which is leased through 1999.

ITEM 3. LEGAL PROCEEDINGS.

  Hoover, a wholly-owned subsidiary of Ply Gem, is a defendant, along with many other parties, in a number of commercial lawsuits, including a purported class action on behalf of certain Maryland homeowners, alleging property damage caused by alleged defects in certain pressure treated interior wood products it produced and sold through August, 1988. Sales of this product constituted less than 3% of the total sales of Ply Gem and its subsidiaries on a consolidated basis during the period January 1, 1984 through December 31, 1990. Ply Gem is also a defendant in many of these suits. The number of lawsuits pending as of December 31, 1994, as well as the number of lawsuits filed in 1993 and 1994 has declined significantly from earlier periods.

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

  Hoover and the Company are engaged in litigation with their insurers regarding coverage for these lawsuits and claims. Hoover has settled its coverage claims with a majority of its insurers and is negotiating settlements with others. Hoover and the Company believe they have meritorious claims for coverage from their remaining unsettled insurers and are seeking declaratory judgments confirming such coverage. The proceeds from settled insurance claims, along with the proceeds from a settlement of claims by Hoover against certain suppliers of materials used by it in the production of treated wood, are available for the settlement of the underlying property damage actions, including the jury verdict now on appeal. The Company believes that Hoover's remaining coverage disputes will be resolved within the next two years on a satisfactory basis and a sufficient amount of additional coverage will be available to Hoover. In reaching this belief, it has analyzed Hoover's insurance coverage, considered its history of successful settlements with primary and excess insurers and consulted with counsel.

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

  In evaluating the effect of the lawsuits, a number of factors have been considered, including: the number and exposure posed by the pending lawsuits; the significant decline in the number of lawsuits filed in 1993 and to date; the availability of various legal defenses, including statutes of limitations; the existence of settlement protocols; an agreement indemnifying Hoover as to certain past and future claims; and Hoover's experience to date in settling with its insurance companies and the likely availability of proceeds from additional insurance. Based on its evaluation, the Company believes that the ultimate resolution of the lawsuits and the insurance claims will not have a material adverse effect upon the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The Company's Common Stock has been listed on the New York Stock Exchange since December 1, 1994. Prior to that date, the stock traded on the American Stock Exchange. The following table sets forth, for the periods indicated, the high and low market prices for the Company's Common Stock and dividends paid.

                                         1994                     1993
                               ------------------------ ------------------------
QUARTER                         HIGH     LOW   DIVIDEND  HIGH     LOW   DIVIDEND
-------                        ------- ------- -------- ------- ------- --------
First......................... $25 5/8 $17 1/2   $.03   $13 3/8 $11 1/2   $.03
Second........................  23 5/8  19 1/2    .03    11 7/8  10 1/8    .03
Third.........................  23 1/2  18 3/4    .03    13 1/2  10 3/8    .03
Fourth........................  23 1/4    17      .03    18 1/4  14 1/4    .03

  The Company has paid cash dividends on its Common Stock since 1976 and presently pays quarterly dividends at the annual rate of $.12 per share.

  The Company's revolving credit facility has limitations on the annual amounts of the Company's dividends. Under the most restrictive provision, at December 31, 1994, approximately $2,900,000 was available for the payment of dividends in 1995.

  The number of holders of record of the Company's Common Stock as of March 13, 1995 was approximately 2,700.

ITEM 6. SELECTED FINANCIAL DATA.

  The selected financial data presented below as of the dates and for the periods indicated are derived from the consolidated financial statements of the Company. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto.

                                  1994(1)     1993     1992     1991   1990(1)
                                  --------  -------- -------- -------- --------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales........................ $796,419  $722,600 $623,182 $561,550 $545,511
Net income (loss)................   (8,531)    9,650    6,306    4,039    3,175
Net income (loss) per share......     (.62)      .75      .56      .39      .31
BALANCE SHEET DATA:
Total assets..................... $345,569  $344,944 $313,997 $281,124 $329,975
Long-term debt...................   79,501    92,898   62,451   57,996  106,186
Capital lease obligations........    7,159     7,166    7,215      105      236
Convertible subordinated deben-
 tures...........................       --    50,000   50,000   50,000   46,489
Stockholders' equity.............  161,636   128,942  118,439  111,349  107,620
Dividends per common share.......      .12       .12      .12      .12      .12

--------
(1) Results include a nonrecurring pretax charge of $41.0 million and $4.2 million in 1994 and 1990, respectively related to employee severance, facility consolidations and closures and asset writedowns.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  INTRODUCTION

  This discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company during the three-year period ended December 31, 1994. It should be read in conjunction with the financial statements and notes thereto.

  As more fully described in Note 2 to the consolidated financial statements, the Company recorded a nonrecurring charge of $41.0 million ($25.7 million after tax) during 1994. The nonrecurring charge consists of $29.1 million related to a restructuring program and $11.9 million related to unusual items primarily consisting of the write-offs of certain intangible assets and discontinued products and costs associated with the Company's business process redesign. Approximately $17 million of the charge is for noncash asset write-offs.

  The Company's restructuring program is intended to strengthen the Company's core businesses, improve long-term profitability and enhance shareholder value. These actions are part of the Company's continuing effort to identify opportunities to improve its cost structure. The Company's restructuring program provides for a wide range of targeted initiatives including delayering the organization, consolidation and closure of selected regional distribution and manufacturing facilities, abandonment of certain information systems and other actions including lease termination expenses. Implementation of certain of these initiatives has already begun, while others are planned to be completed during 1995. The restructuring includes an expected reduction in workforce of approximately 600 positions. As of December 31, 1994, approximately 150 positions have been eliminated. The restructuring actions and the unusual charge are expected to result in annualized pretax savings of approximately $13 million upon full implementation. There can be no assurance, however, that the Company will realize these savings.

  Furthermore, the Company expects to exit certain lower margin businesses during 1995. The estimated annual net sales associated with these discontinued products is approximately $25 million. The effect of these lost revenues on 1995 net income is not expected to be significant.

  NET SALES

  Net sales for the year ended December 31, 1994 were $796.4 million which represents a 10.2% increase over 1993 net sales of $722.7 million. The Company continues to improve its position in the retail channel of the home improvement market as evidenced by a 34% increase in sales to this market. The 1994 sales growth was driven by the Company's Windows, Doors and Siding subsidiaries which experienced a 14% increase in sales. Increased market penetration and new products helped fuel this growth. Of the total net sales increase in 1994, approximately 6% is attributable to increases in unit volume and the remainder to increases in average selling prices.

  Strong sales in the Company's Windows, Doors and Siding group, and improved sales of the Company's Distribution business, resulted in a 16% increase in net sales for the year 1993 when compared to 1992. Approximately 10% of the increase was attributable to unit volume growth and 6% due to increases in average selling prices.

  GROSS PROFIT

  Gross profit, expressed as a percentage of net sales, was 19.3% in 1994, compared with 19.1% in 1993 and 20.7% in 1992. Although the price of PVC resin and glass, which are used in the manufacturing of siding and windows, increased significantly during 1994, improved labor productivity, overall lower conversion costs and the absence of new plant start-up costs, which were incurred in 1993, offset these increases and were primarily responsible for the improvement in gross profit during 1994. Higher raw material costs (particularly wood and resin), competitive pricing pressures, costs of introducing new products and the aforementioned new plant start-up costs accounted for most of the decline in gross profit experienced in 1993 as compared to 1992.

  The Company's results of operations are affected by fluctuations in the market prices of wood products used as raw materials in its various manufacturing operations. Over the years, the Company has experienced significant fluctuations in the cost of wood products from primary suppliers. A variety of factors over which the Company has no control, including environmental regulations, weather, economic conditions and natural disasters, impact the cost of wood products. The Company anticipates that these fluctuations will continue in the future. Although the Company attempts to increase sales prices of its products in response to higher wood products costs, such sales prices often lag behind the escalation of the cost of raw materials in question. While the Company intends to increase prices in a timely manner to cover further increases in the cost of wood products, its ability to do so may be limited by competitive or other factors.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses, as a percentage of net sales, decreased to 14.2% in 1994 as compared to 14.8% in 1993 and 16.3% in 1992. In general, the improvement reflects the efforts by the Company to manage expense growth relative to revenue growth and the implementation of cost containment programs.

  Specifically, the decrease in 1994 is primarily attributable to a lower provision for bad debts, certain administrative and functional consolidations and work force reductions, partially offset by employment costs associated with the creation of new positions in purchasing, executive management, information systems, total quality management and marketing. Economies resulting from the absorption of fixed expenses over a larger sales base also attributed somewhat to the improvement in 1994 and were primarily responsible for the improvement in 1993.

  INCOME FROM OPERATIONS

  Income from operations, excluding the $41.0 million nonrecurring charge described previously, increased 30% to $41.1 million in 1994 from $31.6 million in 1993. Income from operations was $27.4 million in 1992. The improvements are due to the factors discussed above.

  AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

  Amortization of goodwill and other intangibles was $4.2 million, $4.7 million and $4.8 million in 1994, 1993 and 1992, respectively. The decrease in amortization in 1994 of $0.5 million, when compared to 1993, is attributable to the write-off of certain intangible assets as described in Note 2 to the consolidated financial statements.

  INTEREST EXPENSE

  Interest expense was $7.5 million in 1994 compared to $10.1 million in 1993 and $9.6 million in 1992. Lower interest expense in 1994 resulted from the conversion of the Company's 10% Convertible Subordinated Debentures ("Debentures") into common stock during March 1994, partially offset by higher average debt balances and higher interest rates experienced during the year. The slight increase in interest expense during 1993 as compared to 1992 is due primarily to higher borrowing levels during 1993.

  OTHER INCOME (EXPENSE)

  Other income (expense) primarily includes the costs associated with the sale of accounts receivables program, partially offset in 1993 by a gain resulting from an involuntary conversion of property.

  INCOME TAXES

  The effective income tax rate (benefit in 1994) was 28.6% in 1994, 44.8% in 1993 and 44.6% in 1992. The lower tax rate in 1994 is due to the proportionately higher amount of non-deductible goodwill amortization in 1994 as compared to the loss before taxes than in 1993 and certain state tax benefits related to the nonrecurring charge which, in accordance with the criteria set forth in Financial Accounting Standards Board Statement No. 109, were not recognized. Excluding the effect of the nonrecurring charges, the effective tax rate in 1994 was 41%.

  The effective income tax rate in 1993 and 1992 was approximately the same. During 1993, the federal statutory rate was increased by 1% retroactive to January 1, 1993. This rate increase in 1993 was offset by a proportionately lower amount of non-deductible goodwill amortization in 1993 as compared to income before taxes than in 1992.

  NET INCOME

  Net income, before the nonrecurring charge, increased 77% to $17.2 million in 1994 from $9.7 million in 1993. Net income was $6.3 million in 1992. The factors cited above were responsible for the improved results of the Company.

LIQUIDITY AND CAPITAL RESOURCES

  In February 1994, the Company entered into a five-year revolving credit facility with a syndicate of banks which provides available financing of up to $200 million. Initial borrowings were used to repay the Company's previous bank credit facilities. The new credit facility provides the Company with financing at competitive prices, strengthens the balance sheet by extending debt maturities to 1999 and makes available additional resources to fund the Company's growth programs. Approximately $92 million was available under this facility at December 31, 1994. See Note 8 to the consolidated financial statements for additional information on the new credit facility.

  As more fully described in Note 8 to the consolidated financial statements, in March 1994 holders of the Company's Debentures converted a total principal amount of approximately $50 million into 2,751,328 shares of the Company's common stock. As a result, the Company's net worth was increased by approximately $49.1 million after the costs of the conversion; in addition, the Company will save $5 million of annual interest expense.

  The sale of accounts receivable program, which is a $50 million facility, resulted in the sale of $40.0 million of accounts receivables at December 31, 1994 compared to $20.0 million at the end of 1993.

  The table below summarizes the Company's cash flow from operating, investing and financing activities as reflected in the Consolidated Statement of Cash Flows.

                                                         1994    1993    1992
                                                        ------  ------  ------
                                                           (IN MILLIONS)
Cash provided by (used in)
  Operating activities................................. $ 48.9  $  4.7  $  5.5
  Investing activities.................................  (20.0)  (11.0)  (24.9)
  Financing activities.................................  (27.0)   16.9    16.9
                                                        ------  ------  ------
    Net increase (decrease) in cash and cash equiva-
     lents............................................. $  1.9  $ 10.6  $ (2.5)
                                                        ======  ======  ======

  OPERATING ACTIVITIES

  Cash flow provided from operations was $48.9 million, an increase of $44.2 million compared to $4.7 million provided in 1993. Although the Company reported a net loss of $8.5 million for 1994, such loss was the result of nonrecurring charges of $41.0 million. Approximately 60% of the nonrecurring charge will require cash outlays of which approximately $5.2 was spent as of the end of 1994.

  The increase in cash from operations resulted primarily from improved operating results (before nonrecurring charges), implementation of inventory reduction programs resulting primarily from discontinued sales of lower margin products and proceeds from the Company's accounts receivable program more fully discussed in Note 3 to the consolidated financial statements. Cash generated from operations was used to fund capital expenditures, repurchase Company shares and reduce bank debt.

  The Company's working capital requirements for inventory and accounts receivable are impacted by changes in raw material costs, the availability of raw materials, growth of the Company's business and seasonality. As a result, such requirements may fluctuate significantly.

  INVESTING ACTIVITIES

  Investing activities of the Company during the discussion periods primarily consist of acquisition of property, plant and equipment and the receipt and use of funds held for construction.

  Capital expenditures were $23.0 million in 1994 compared to $20.5 million in 1993 and $17.1 million in 1992. Most of the outlays in 1994 were for machinery and equipment used to expand capacity and improve productivity. Approximately $4.3 million was incurred in connection with the design and development of the Company's new information systems.

  Funds Held for Construction relate to proceeds and usage of cash from the industrial development revenue obligations which were used to finance plant expansions in prior years.

  Capital expenditures provide a basis for future growth. The Company has a formalized review procedure for all capital spending. The acceptability of a capital project is based on many factors, including its discounted cash flow, return on investment and projected payback period. Management expects that 1995 capital expenditures will approximate 1994 levels.

  FINANCING ACTIVITIES

  In the fourth quarter of 1994, the Board of Directors authorized the repurchase of up to 1 million shares of the Company's common stock. Aggregate repurchases for the year approximated 641,000 shares with a total purchase price of $12.2 million. The Company is expected to continue its buy-back program during 1995 as determined by market conditions.

  During 1994, the Company reduced bank debt by $15.8 million. In addition, the Company received approximately $6.5 million from the exercise of employee stock options.

BALANCE SHEET ANALYSIS

  The capitalization of the Company (long-term debt plus stockholders' equity) was $248.3 million at December 31, 1994. The ratio of debt to capitalization was 35% at December 31, 1994, which reflects the conversion of the Company's Debentures. This is substantially improved from such ratio at December 31, 1993 which was 54%.

  The Company's working capital was $110.5 million at December 31, 1994 compared to $137.4 million at December 31, 1993. The current ratio was 2.5 at December 31, 1994, compared to 3.2 at December 31, 1993. The decrease in working capital and the current ratio was the result of a decrease in current assets of $13.2 million from December 31, 1993 to December 31, 1994 and an increase in current liabilities of $13.8 million during the same period. The decrease in current assets at December 31, 1994 compared to December 31, 1993 resulted primarily from lower inventories due to the implementation of inventory reduction programs and lower accounts receivable as a result of additional sales under the Company's accounts receivable program, offset by higher deferred taxes resulting from the tax benefits associated with the nonrecurring charge. Such benefits are deductible for income tax purposes in years when the assets are disposed of or expenditures incurred. The increase in current liabilities from December 31, 1993 to December 31, 1994 was due primarily to the restructuring accrual.

  The increase in other assets and other liabilities resulted primarily from the adoption of Financial Accounting Standards Board Interpretation No. 39 which became effective January 1, 1994 and is more fully described in Note 12 to the consolidated financial statements.

  Long-term debt at December 31, 1994 was $79.5 million compared $142.9 million at December 31, 1993. Conversion of the Company's Debentures and the additional proceeds of the Company's accounts receivable program used to repay long-term debt were primarily responsible for the decline.

  The Company will continue to have cash requirements to support working capital needs, pay interest, fund the restructuring program and fund capital expenditures. In order to meet these cash requirements, the Company intends to use internally generated funds and, if necessary, borrowings from the new credit facility. Management believes cash generated from these sources will be adequate to meet the Company's cash requirements over the next 12 months.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
        (THE INDEX TO CONSOLIDATED FINANCIAL STATEMENTS IS INCORPORATED
            BY REFERENCE IN ITEM 14(A) OF PART IV OF THIS FORM 10-K)

                                                                           PAGE
                                                                           ----
Report of Independent Certified Public Accountants........................  14
Financial Statements......................................................
  Consolidated Balance Sheets at December 31, 1994 and 1993...............  15
  Consolidated Statements of Operations for the Three Years Ended December
   31, 1994...............................................................  16
  Consolidated Statements of Stockholders' Equity for the Three Years
   Ended December 31, 1994................................................  17
  Consolidated Statements of Cash Flows for the Three Years Ended December
   31, 1994...............................................................  18
  Notes to Consolidated Financial Statements..............................  19
Quarterly Data............................................................  29

                                                                           (ART)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
 Ply Gem Industries, Inc.

  We have audited the accompanying consolidated balance sheets of Ply Gem Industries, Inc. and Subsidiaries (the "Company") as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conduct our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ply Gem Industries, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                          GRANT THORNTON LLP

New York, New York
February 24, 1995

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                      -------------------------
                                                          1994         1993
                                                      ------------ ------------
ASSETS
Cash and cash equivalents............................ $ 14,403,000 $ 12,499,000
Marketable securities................................    1,813,000    1,942,000
Accounts receivable, net of allowance of $6,353,000;
 $7,197,000 in 1993..................................   42,243,000   54,432,000
Inventories..........................................  103,089,000  117,515,000
Prepaid and deferred income taxes....................   17,426,000    4,000,000
Prepaid expenses and other current assets............    6,257,000    8,017,000
                                                      ------------ ------------
    Total current assets.............................  185,231,000  198,405,000
Funds held for construction..........................    1,048,000    2,375,000
Property, plant and equipment--at cost, net..........   77,084,000   67,766,000
Patents and trademarks, net of accumulated amortiza-
 tion of $7,825,000; $6,677,000 in 1993..............   16,464,000   17,595,000
Other intangible assets, net.........................   16,586,000   21,557,000
Cost in excess of net assets acquired, net...........   24,647,000   26,492,000
Other assets.........................................   24,509,000   10,754,000
                                                      ------------ ------------
                                                      $345,569,000 $344,944,000
                                                      ============ ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses................ $ 46,743,000 $ 41,328,000
Accrued restructuring................................   13,413,000           --
Accrued payroll and commissions......................   10,539,000   10,165,000
Accrued insurance....................................    3,523,000    3,090,000
Income taxes payable.................................           --    1,181,000
Short-term borrowings................................       35,000    2,365,000
Current maturities of long-term debt and capital
 leases..............................................      480,000    2,841,000
                                                      ------------ ------------
    Total current liabilities........................   74,733,000   60,970,000
Long-term debt.......................................   79,501,000  142,898,000
Capital leases.......................................    7,159,000    7,166,000
Deferred income taxes................................           --      724,000
Other liabilities....................................   22,540,000    4,244,000
Stockholders' equity
  Preferred stock, $.01 par value; authorized
   5,000,000 shares;
   none issued.......................................           --           --
  Common stock, $.25 par value; authorized 30,000,000
   shares; issued 17,296,195 shares; 11,872,509
   shares in 1993....................................    4,324,000    2,968,000
  Additional paid-in capital.........................  146,967,000   64,006,000
  Retained earnings..................................   62,397,000   72,601,000
                                                      ------------ ------------
                                                       213,688,000  139,575,000
Less
  Treasury stock--at cost (2,745,319 shares; 910,073
   shares in 1993)...................................   50,954,000    9,362,000
  Unamortized restricted stock.......................    1,098,000    1,271,000
                                                      ------------ ------------
    Total stockholders' equity.......................  161,636,000  128,942,000
                                                      ------------ ------------
                                                      $345,569,000 $344,944,000
                                                      ============ ============

        The accompanying notes are an integral part of these statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             YEARS ENDED DECEMBER 31,
                                      ----------------------------------------
                                          1994          1993          1992
                                      ------------  ------------  ------------
Net sales............................ $796,419,000  $722,660,000  $623,182,000
Cost of goods sold...................  642,337,000   584,271,000   494,093,000
                                      ------------  ------------  ------------
  Gross profit.......................  154,082,000   138,389,000   129,089,000
Selling, general and administrative
 expenses............................  113,019,000   106,812,000   101,738,000
Nonrecurring charges.................   40,962,000            --            --
                                      ------------  ------------  ------------
  Income from operations.............      101,000    31,577,000    27,351,000
Amortization of goodwill and other
 intangibles.........................   (4,165,000)   (4,748,000)   (4,825,000)
Interest expense.....................   (7,479,000)  (10,056,000)   (9,644,000)
Other income (expense)...............     (406,000)      708,000    (1,508,000)
                                      ------------  ------------  ------------
  Income (loss) before income taxes..  (11,949,000)   17,481,000    11,374,000
Income tax provision (benefit).......   (3,418,000)    7,831,000     5,068,000
                                      ------------  ------------  ------------
  NET INCOME (LOSS).................. $ (8,531,000) $  9,650,000  $  6,306,000
                                      ============  ============  ============
Earnings (loss) per share
  Primary............................ $       (.62) $        .76  $        .56
  Fully diluted......................         (.62)          .75           .56
                                      ------------  ------------  ------------
Weighted average number of shares
 outstanding
  Primary............................   13,870,000    14,217,000    13,065,000
  Fully diluted......................   13,870,000    14,217,000    13,065,000
                                      ------------  ------------  ------------


        The accompanying notes are an integral part of these statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               THREE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                              COMMON STOCK                                   TREASURY STOCK
                          ---------------------                           ----------------------
                            NUMBER               ADDITIONAL                NUMBER
                              OF                  PAID-IN     RETAINED       OF
                            SHARES     AMOUNT     CAPITAL     EARNINGS     SHARES      AMOUNT
                          ---------- ---------- ------------ -----------  ---------  -----------
Balance at January 1,
 1992...................  11,408,009 $2,852,000 $ 59,701,000 $59,209,000    891,327  $ 8,786,000
Cash dividends on common
 stock ($.12 per share).                                      (1,266,000)
Exercise of employee
 stock options..........     142,810     35,000    1,070,000                 32,501      389,000
Tax benefit arising from
 exercise of stock
 options................                             121,000
Contribution of treasury
 stock to employee
 profit sharing trust...                              30,000                (76,000)    (749,000)
Other...................                              92,000                (16,706)    (164,000)
Net income..............                                       6,306,000
                          ---------- ---------- ------------ -----------  ---------  -----------
Balance at December 31,
 1992...................  11,550,819  2,887,000   61,014,000  64,249,000    831,122    8,262,000
Cash dividends on common
 stock ($.12 per share).                                      (1,298,000)
Exercise of employee
 stock options..........     321,690     81,000    2,591,000                 87,356    1,185,000
Tax benefit arising from
 exercise of stock
 options................                             210,000
Contribution of treasury
 stock to employee
 profit sharing trust...                              42,000                 (5,600)     (58,000)
Other...................                             149,000                 (2,805)     (27,000)
Net income..............                                       9,650,000
                          ---------- ---------- ------------ -----------  ---------  -----------
Balance at December 31,
 1993...................  11,872,509  2,968,000   64,006,000  72,601,000    910,073    9,362,000
Cash dividends on common
 stock ($.12 per share).                                      (1,673,000)
Exercise of employee
 stock options..........   2,672,318    668,000   23,423,000              1,197,241   29,465,000
Tax benefit arising from
 exercise of stock
 options................                           9,962,000
Conversion of
 debentures.............   2,751,328    688,000   48,379,000
Repurchase of common
 stock..................                                                    640,700   12,175,000
Other...................          40         --    1,197,000                 (2,695)     (48,000)
Net loss................                                      (8,531,000)
                          ---------- ---------- ------------ -----------  ---------  -----------
Balance at December 31,
 1994...................  17,296,195 $4,324,000 $146,967,000 $62,397,000  2,745,319  $50,954,000
                          ========== ========== ============ ===========  =========  ===========


        The accompanying notes are an integral part of these statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEARS ENDED DECEMBER 31,
                         ---------------------------------------------------------------------------------
                            1994                        1993                        1992
                         -----------                ------------                ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES
 Net income (loss).....               $ (8,531,000)               $  9,650,000                $  6,306,000
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by operating
  activities
 Depreciation and
  amortization.........  $13,385,000                $ 12,166,000                $ 11,830,000
 Nonrecurring charges
  net of cash payments
  of $5,223,000........   35,739,000                          --                          --
 Deferred taxes........   (8,067,000)                 (1,782,000)                 (2,389,000)
 Provision for doubtful
  accounts.............      874,000                   4,642,000                   4,652,000
 Changes in assets and
  liabilities
  Accounts receivable..   10,515,000                 (16,720,000)                 (7,732,000)
  Inventories..........    5,575,000                 (10,325,000)                (12,754,000)
  Prepaid expenses and
   other current
   assets..............    1,459,000                    (423,000)                 (2,199,000)
  Accounts payable and
   accrued expenses....    3,860,000                   4,768,000                   6,040,000
  Income taxes payable.   (4,902,000)                 (1,535,000)                  2,716,000
  Other................   (1,061,000)   57,377,000     4,273,000    (4,936,000)     (994,000)     (830,000)
                         -----------  ------------  ------------  ------------  ------------  ------------
   Net cash provided by
    operating
    activities.........                 48,846,000                   4,714,000                   5,476,000
                                      ------------                ------------                ------------
CASH FLOWS FROM
 INVESTING ACTIVITIES
 Additions to property,
  plant and equipment..                (23,046,000)                (20,519,000)                (17,138,000)
 Funds (held) used for
  construction.........                  1,327,000                   7,721,000                  (8,357,000)
 Proceeds from proper-
  ty, plant and equip-
  ment disposals.......                  1,681,000                     216,000                     361,000
 Other.................                    129,000                   1,564,000                     247,000
                                      ------------                ------------                ------------
   Net cash used in
    investing
    activities.........                (19,909,000)                (11,018,000)                (24,887,000)
                                      ------------                ------------                ------------
CASH FLOWS FROM
 FINANCING ACTIVITIES
 Short-term debt
  borrowings
  (repayments), net....                 (2,330,000)                 (4,752,000)                  5,928,000
 Repayment of long-term
  debt.................                (15,765,000)                (13,482,000)                (11,850,000)
 Purchase of treasury
  shares...............                (12,175,000)                         --                          --
 Long-term borrowings..                         --                  34,760,000                  16,392,000
 Additions to capital
  leases...............                         --                          --                   7,000,000
 Cash dividends........                 (1,673,000)                 (1,298,000)                 (1,266,000)
 Proceeds from exercise
  of employee stock
  options..............                  6,491,000                   1,655,000                     731,000
 Other.................                 (1,581,000)                     40,000                     (62,000)
                                      ------------                ------------                ------------
   Net cash provided by
    (used in) financing
    activities.........                (27,033,000)                 16,923,000                  16,873,000
                                      ------------                ------------                ------------
   Net increase
    (decrease) in cash
    and cash
    equivalents........                  1,904,000                  10,619,000                  (2,538,000)
   Cash and cash
    equivalents at
    beginning of year..                 12,499,000                   1,880,000                   4,418,000
                                      ------------                ------------                ------------
CASH AND CASH
 EQUIVALENTS AT END OF
 YEAR..................               $ 14,403,000                $ 12,499,000                $  1,880,000
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

 Marketable Securities

  Marketable securities are carried at fair value. The fair value of these securities is estimated based on current market prices and management's estimates.

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

  (b) Other Intangibles

  Cost in excess of net assets acquired is being amortized from twenty to thirty years on a straight-line basis. On a periodic basis, the Company estimates the future undiscounted cash flows of the businesses to which goodwill relates in order to ensure that the carrying value of such goodwill has not been impaired. Other purchased intangibles are being amortized on a straight-line basis generally from ten to thirty-nine years.

 Income Taxes

  Deferred income tax liabilities and assets reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating loss carryforwards. Deferred income tax assets, such as benefits related to net operating loss carryforwards, are recognized to the extent that such benefits are more likely than not to be realized.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

 Fair Value of Financial Instruments

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  (a) Cash and Cash Equivalents

  The carrying amount approximates fair value because of the short maturity of those instruments.

  (b) Long-Term Debt

  The carrying amount approximates fair value, as the debt carries variable interest rates.

 Earnings (Loss) Per Share

  Earnings (loss) per share of common stock is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. Stock options have been excluded from the calculation in 1994 as their effect would be anti-dilutive. Earnings per share is calculated using the modified treasury stock method, which limits the assumed purchase of treasury shares to 20% of the outstanding common shares. The assumed conversion of the Company's 10% Convertible Subordinated Debentures ("Debentures") was not used in 1993 and 1992 because the result would be anti-dilutive.

NOTE 2 -- NONRECURRING CHARGES

  During 1994, the Company recorded nonrecurring charges of $41.0 million ($25.7 million after tax), of which $4.7 million ($3.2 million after tax) was recorded in the fourth quarter. The charges consist of approximately $29.1 million related to a restructuring program designed to improve profitability and $11.9 million for unusual items primarily consisting of the write down of certain intangible assets and discontinued products and costs associated with the Company's business process redesign.

  The Company began working on the proposed restructuring program during the fiscal 1994 second quarter. The restructuring charge consists of several components including: severance and related costs in connection with the planned reduction of approximately 15% of the Company's workforce or approximately 600 salaried and hourly jobs, consolidation and closure of selected regional distribution and manufacturing facilities, the abandonment of certain information systems and other actions including lease termination expenses and transaction costs to execute the restructuring program. It is anticipated that these actions will be implemented over the next twelve months and the Company expects to realize annualized pretax savings of approximately $13 million upon full implementation. However, there can be no assurance that the Company will realize these savings.

  The status of the components of the restructuring provision at the end of the year was:

                                                                      BALANCE
                                                                         AT
                                               INITIAL      1994    DECEMBER 31,
                                              PROVISION   ACTIVITY      1994
                                             ----------- ---------- ------------
Consolidation and closure of facilities,
 including severance and related costs.....  $19,500,000 $4,400,000 $15,100,000
Other severance and related costs..........    5,000,000  1,100,000   3,900,000
Abandonment of certain information systems.    1,700,000    400,000   1,300,000
Other, including lease termination expenses
 and costs to execute the restructuring
 program...................................    2,900,000    900,000   2,000,000
                                             ----------- ---------- -----------
                                             $29,100,000 $6,800,000 $22,300,000*
                                             =========== ========== ===========

--------
* The following amounts are included in the consolidated balance sheet at December 31, 1994 under the captions: "accrued restructuring" ($13.4 million), "other liabilities" ($4.1 million), "property, plant and equipment" (reduction of $2.0 million), "inventory" (reduction of $1.5 million), "accounts receivable" (reduction of $.8 million) and various other asset accounts (reduction of $.5 million).

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 3 -- ACCOUNTS RECEIVABLE

  The Company has a program which currently allows for the sale of up to $50 million of undivided fractional interests in a designated pool of eligible accounts receivable to a financial institution with limited recourse. The program expires in January 1998 with options to extend the agreement to January 2000. At December 31, 1994, the Company sold $40 million of receivables under this program compared to $20 million at December 31, 1993. Program costs of $1,892,000, $1,495,000 and $1,502,000 are included in other income (expense) for 1994, 1993 and 1992, respectively.

NOTE 4 -- INVENTORIES

  The classification of inventories at the end of each year was as follows:

                                                           1994         1993
                                                       ------------ ------------
   Finished goods..................................... $ 52,390,000 $ 56,630,000
   Work in progress...................................   18,002,000   25,806,000
   Raw materials......................................   32,697,000   35,079,000
                                                       ------------ ------------
                                                       $103,089,000 $117,515,000
                                                       ============ ============

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment at the end of each year consisted of the following:

                                                         1994          1993
                                                     ------------  ------------
   Land............................................. $  2,679,000  $  2,420,000
   Buildings and improvements.......................   26,389,000    26,240,000
   Machinery and equipment..........................   64,285,000    53,726,000
   Transportation equipment.........................    2,313,000     2,720,000
   Furniture and fixtures...........................   11,107,000    10,057,000
   Capital leases...................................    7,397,000     7,364,000
   Construction in progress.........................    6,760,000     3,943,000
                                                     ------------  ------------
                                                      120,930,000   106,470,000
   Accumulated depreciation and amortization........  (43,846,000)  (38,704,000)
                                                     ------------  ------------
                                                     $ 77,084,000  $ 67,766,000
                                                     ============  ============

NOTE 6 -- INTANGIBLE AND OTHER ASSETS

  The accumulated amortization of cost in excess of net assets acquired and other intangible assets is $25,990,000 at December 31, 1994 and $26,136,000 at December 31, 1993.

  Other assets at December 31, 1994 include notes receivable from an executive officer of $5,400,000 ($6,340,000 at December 31, 1993) and $3,250,000. The
$5,400,000 notes have an average interest rate of 7.1% and are due in approximately equal annual installments through 2003. Under the terms of the notes, principal and interest are forgiven upon the attainment of at least a 20% improvement in net income, as defined, versus the prior year or at the discretion of the Board of Directors. Accordingly, the annual installments for 1994 and 1993 were forgiven. Furthermore, under the terms of the officer's employment agreement, the loan shall be forgiven upon the occurrence of a change in control of the Company or permanent disability of the officer. The $3,500,000 note has an interest rate which is the higher of the Company's average bank borrowing rate or the applicable Federal rate in effect for such period. The note is payable in annual installments of $250,000 with the final payment due December 31, 1998.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 7 -- SUPPLEMENTAL CASH FLOW INFORMATION

  Supplemental cash flow information for the years ended December 31 is as follows:

                                                  1994       1993        1992
                                               ---------- ----------- ----------
   Interest paid (net of $323,000 capitalized
    in 1994, $510,000 in 1993 and $263,000 in
    1992)....................................  $5,546,000 $ 9,692,000 $9,723,000
                                               ---------- ----------- ----------
   Income taxes paid.........................  $2,819,000 $10,180,000 $4,064,000
                                               ---------- ----------- ----------

  Noncash financing activities involve the issuance of common stock upon conversion of $49,963,000 of the Company's Debentures in 1994.

NOTE 8 -- LONG-TERM DEBT

  The composition of long-term debt at the end of each year was as follows:

                                                          1994         1993
                                                       ----------- ------------
   Revolving credit facility expiring in 1999........  $71,500,000 $ 86,384,000
   10% Convertible Subordinated Debentures due 2008..           --   50,000,000
   Industrial Development Revenue
     Bonds maturing at various dates to 2012, gener-
      ally at floating interest rates which are reset
      periodically (4.8% average interest rate for
      1994)..........................................    8,324,000    8,760,000
   Other.............................................      557,000      107,000
                                                       ----------- ------------
                                                        79,931,000  145,701,000
   Less current maturities...........................      430,000    2,803,000
                                                       ----------- ------------
                                                       $79,501,000 $142,898,000
                                                       =========== ============

  The Company has a revolving credit facility with a syndicate of banks, which provides financing of up to $200 million through February 1999. Interest on borrowings are at varying rates based, at the Company's option, on the London Interbank Offered Rate (LIBOR) or the bank's prime rate. The Company pays an annual fee of .375% on the facility amount. The average weighted interest rate on these loans for the year 1994 was 5.9%. The credit facility includes customary covenants, including covenants limiting the Company's ability to pledge assets or incur liens on assets and financial covenants requiring among other things, the Company to maintain a specified leverage ratio, fixed charge ratio and tangible net worth levels. In addition, the amount of annual dividends the Company can pay is limited based on a formula. At December 31, 1994 $2,900,000 was available for payments of dividends in 1995. Borrowings under this credit facility are collateralized by the common stock of the Company's principal subsidiaries.

  During 1994, holders of the Company's Debentures converted a total principal amount of $49,963,000 into 2,751,328 shares of the Company's common stock. As a result of this transaction, the total principal amount converted was credited to common stock at par and paid-in-capital, net of unamortized expenses of the original debt issue and transaction costs and offset by the accrued interest from the last payment date to the conversion date. The remaining $37,000 of the original $50 million face amount was redeemed by the Company.

  The Company has purchased $60 million of interest rate caps, which has the effect of limiting the Company's exposure to high interest rates. These caps mature over various periods through October 1996 and have cap rates ranging from 6.5% to 8.5%.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

  Future maturities of long-term debt, for the years 1996 through 1999, are:
1996-$401,000; 1997-$421,000; 1998-$446,000; and 1999-$71,976,000.

  The net book value of property, plant and equipment pledged as collateral under mortgages and industrial revenue bonds approximated $7,780,000 at December 31, 1994.

NOTE 9 -- INCOME TAXES

  The income tax provision (benefit) for the years ended December 31 consisted of the following:

                                             1994         1993         1992
                                         ------------  -----------  -----------
   Federal
     Current...........................  $ (6,195,000) $ 7,986,000  $ 5,098,000
     Deferred..........................    (7,353,000)  (1,782,000)  (1,266,000)
   Foreign.............................       (21,000)     190,000      245,000
   State and local
     Current...........................       903,000    1,227,000      870,000
     Deferred..........................      (714,000)          --           --
                                         ------------  -----------  -----------
                                          (13,380,000)   7,621,000    4,947,000
     Tax benefit from exercise of stock
      options..........................     9,962,000      210,000      121,000
                                         ------------  -----------  -----------
     Actual tax provision (benefit)....  $ (3,418,000) $ 7,831,000  $ 5,068,000
                                         ============  ===========  ===========

  The significant components of the Company's deferred tax assets and liabilities as of December 31, 1994 and 1993 are as follows:

                                                         1994         1993
                                                      -----------  -----------
   Net deferred tax assets -- current:
     Nonrecurring charge............................. $ 6,581,000  $        --
     Allowance for bad debts.........................   2,678,000    2,734,000
     Accrued expenses deductible for tax purposes
      when paid......................................   1,831,000    1,209,000
     State and local net operating loss tax
      carryforwards..................................     897,000      669,000
     Other...........................................    (290,000)      57,000
                                                      -----------  -----------
       Total deferred tax assets.....................  11,697,000    4,669,000
       Valuation allowance for deferred tax assets...    (897,000)    (669,000)
                                                      -----------  -----------
       Net deferred tax current assets...............  10,800,000    4,000,000
                                                      ===========  ===========
   Net deferred tax liabilities (assets) --
     noncurrent:
     Nonrecurring charge.............................  (2,843,000)          --
     Accelerated depreciation........................   4,330,000    2,844,000
     Asset revaluations, net.........................     (81,000)  (1,790,000)
     Involuntary conversion..........................     450,000      450,000
     Accrued expenses deductible for tax purposes
      when paid......................................  (2,037,000)          --
     Income not recognized for book purposes.........    (493,000)    (493,000)
     Other...........................................     132,000     (287,000)
                                                      -----------  -----------
       Net deferred tax noncurrent liabilities (as-
        sets)........................................ $  (542,000) $   724,000
                                                      ===========  ===========

  As of December 31, 1994, the Company has deferred tax assets largely attributable to the 1994 nonrecurring charge (see Note 2) and other accrued expenses. These items are expected to reverse when paid and are therefore likely to be realized.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

  Prior to the adoption of Financial Accounting Standards Board Statement No. 109, the deferred tax provision was comprised as follows:

                                                                      1992
                                                                   -----------
   Depreciation................................................... $   204,000
   Bad debt reserves, net.........................................    (690,000)
   Accrued expenses deductible for tax purposes when paid.........    (400,000)
   Unusual charge.................................................    (176,000)
   Other..........................................................    (204,000)
                                                                   -----------
                                                                   $(1,266,000)
                                                                   ===========

  The actual income tax provision (benefit) varies from the Federal statutory rate applied to consolidated pretax income (loss) as follows:

                                               1994         1993       1992
                                            -----------  ---------- ----------
   Income taxes at Federal statutory rate
    of 35% in 1994 and 1993; 34% in 1992... $(4,182,000) $6,118,000 $3,867,000
   Increases resulting from
     State and local income taxes net of
      Federal income tax benefit...........     123,000     798,000    574,000
     Amortization of cost in excess of net
      assets acquired......................     509,000     513,000    498,000
     Other--net............................     132,000     402,000    129,000
                                            -----------  ---------- ----------
     Actual tax provision (benefit)........ $(3,418,000) $7,831,000 $5,068,000
                                            ===========  ========== ==========

NOTE 10 -- RETIREMENT PLANS

  The Company provides retirement benefits to certain of its salaried and hourly employees through non-contributory defined benefit pension plans. The benefits provided are primarily based upon length of service and compensation, as defined. The Company funds the plans in amounts as actuarially determined and to the extent deductible for federal income tax purposes. The Company's pension plan assets consist of marketable securities including stocks, bonds and U.S. government securities and insurance company contracts.

  The components of pension expense are as follows:

                                                1994       1993       1992
                                             ----------  ---------  ---------
   Service cost--benefits earned in current
    year.................................... $1,044,000  $ 786,000  $ 809,000
   Interest cost on projected benefit
    obligation..............................    782,000    665,000    595,000
   Income earned on plan assets.............   (866,000)  (680,000)  (684,000)
   Net amortization and deferral............     28,000   (134,000)   (71,000)
                                             ----------  ---------  ---------
                                             $  988,000  $ 637,000  $ 649,000
                                             ==========  =========  =========

  Assumptions used in the computation of net pension expense are as follows:

                                                               1994  1993  1992
                                                               ----  ----  ----
   Weighted average discount rate for plan obligations........ 8.0%  7.5%  8.0%
   Rate of future compensation increases...................... 5.0   5.0   5.0
   Weighted average rate of return on plan assets............. 8.8   8.9   8.9

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

  The reconciliation of the funded status of the plans at year end follows:

                                                          1994         1993
                                                       -----------  -----------
   Accumulated benefit obligation:
     Vested..........................................  $ 9,748,000  $ 7,917,000
     Nonvested.......................................      662,000      491,000
                                                       -----------  -----------
   Total.............................................   10,410,000    8,408,000
   Projected salary increases........................    1,690,000    1,737,000
                                                       -----------  -----------
   Projected benefit obligation......................   12,100,000   10,145,000
   Plan assets at fair value.........................   11,016,000   10,255,000
                                                       -----------  -----------
   Assets (less) greater than projected benefit obli-
    gation...........................................   (1,084,000)     110,000
   Unrecognized net (gain) loss......................   (1,179,000)     (90,000)
   Additional liability..............................   (1,595,000)          --
   Unrecognized prior service cost...................    1,828,000       23,000
   Unrecognized transition cost......................      169,000      206,000
                                                       -----------  -----------
   Prepaid (accrued) pension.........................  $(1,861,000) $   249,000
                                                       ===========  ===========

  The Company maintains a discretionary profit sharing plan with a voluntary 401(k) option for certain of its salaried and hourly employees who vest after meeting certain minimum age and service requirements. Profit sharing plan expense, including the Company's 401(k) match, is comprised as follows:

                                                   1994       1993       1992
                                                ---------- ---------- ----------
   Ply Gem common stock........................ $2,636,000 $1,181,000 $1,155,000
   Cash........................................         --    170,000    677,000
                                                ---------- ---------- ----------
                                                $2,636,000 $1,351,000 $1,832,000
                                                ========== ========== ==========

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

  The Senior Executive Stock Option Plan ("the Senior Plan") authorizes the granting of either incentive or non-qualified stock options only to executives of businesses acquired by the Company or to newly employed executives. The Senior Plan provides for 750,000 shares of the Company's common stock to be reserved for such issuance.

  The 1989 Employee Incentive Stock Plan ("the 1989 Plan") authorizes the granting of incentive and non-qualified stock options and awards of restricted stock and is made available to executives and key employees of the Company. As in the Senior Plan, option terms and holding and exercise periods may vary except that no option may be exercised more than ten years after date of grant. Stock awarded under the Plan will be subject to restrictions as to sale or transfer. These restrictions may lapse or be waived based on performance, period of service or other factors. The 1989 Plan provides for 3,500,000 shares of the Company's common stock to be reserved for issuance.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

  The 1994 Incentive Stock Plan ("the 1994 Plan") authorizes the granting of incentive and non-qualified stock options and awards of restricted stock. The terms and conditions of the 1994 Plan are similar to those as described above. The 1994 Plan provides for 2,250,000 shares reserved for such issuance.

  At December 31, 1994, approximately 1,862,000 shares were available for future grant.

  In 1991, the Company granted 250,000 shares of restricted stock to an executive officer of the Company. The restrictions on these shares will be released at the rate of 25,000 shares per year upon the attainment of certain performance goals and the continued employment of the officer. The restrictions will be lifted in the event of a change in control of the Company. The unamortized restricted stock resulting from this stock award has been deducted from stockholders' equity and is being amortized over ten years at the fair market value on the dates the restrictions are released.

  In 1994, the Company granted 175,000 shares of restricted stock to an executive officer of the Company. The shares will be released at the rate of 43,750 per year upon the attainment of certain performance goals and the continued employment of the officer. Compensation expense is charged to the income statement at the fair market value on the dates the restrictions are released.

  For the three years ended December 31, 1994, option activity was as follows:

                                    INCENTIVE OPTION     NON-QUALIFIED OPTIONS
                                  ---------------------- -----------------------
                                  NUMBER OF    OPTION    NUMBER OF     OPTION
                                   SHARES      PRICES      SHARES      PRICES
                                  ---------  ----------- ----------  -----------
Outstanding January 1, 1992...... 1,394,650  $5.50-14.25  2,900,250  $5.63-16.00
 1992
  Granted........................   289,675         9.75    539,000   6.75- 9.75
  Exercised......................   (77,880)  5.50-12.25    (64,930)  6.63-12.13
  Canceled.......................   (76,400)  6.63-12.25    (13,750)  6.63-12.13
                                  ---------  ----------- ----------  -----------
Outstanding December 31, 1992.... 1,530,045   5.50-14.25  3,360,570   5.63-16.00
 1993
  Granted........................   323,900  10.25-10.38    792,650  10.38-12.63
  Exercised......................  (198,370)  5.50-10.75   (123,320)  6.63-12.13
  Canceled.......................   (35,750)  6.63-12.25    (45,700)  8.38-12.13
                                  ---------  ----------- ----------  -----------
Outstanding December 31, 1993.... 1,619,825   6.63-14.25  3,984,200   5.63-16.60
 1994
  Granted........................   160,970        19.13  1,428,400  17.75-25.50
  Exercised......................  (796,644)  6.63-13.75 (1,875,674)  5.63-13.25
  Canceled.......................   (42,050)  6.63-12.25          0           --
                                  ---------  ----------- ----------  -----------
At December 31, 1994
  Outstanding....................   942,101   6.63-19.13  3,536,926   5.63-25.50
  Exercisable....................   781,131   6.63-14.25  3,026,926   5.63-21.86
                                  ---------  ----------- ----------  -----------

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

LEASES

  The Company leases certain of its manufacturing, distribution and office facilities as well as some transportation and manufacturing equipment under noncancellable leases expiring at various dates through

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES the year 2017. Certain real estate leases contain escalation clauses and generally provide for payment of various occupancy costs. Minimum future lease obligations on noncancellable leases in effect at December 31, 1994 are as follows:

                                                          CAPITAL    OPERATING
                                                           LEASES     LEASES
                                                         ---------- -----------
   Year ending December 31,
     1995............................................... $   63,000 $14,648,000
     1996...............................................     63,000  12,517,000
     1997...............................................     60,000   9,157,000
     1998...............................................     38,000   7,913,000
     1999...............................................      9,000   6,838,000
     Subsequent years through 2017......................  7,008,000  48,220,000
                                                         ---------- -----------
   Net minimum lease payments...........................  7,241,000 $99,293,000
                                                                    ===========
   Amount representing interest.........................     33,000
                                                         ----------
   Present value of net minimum lease payments (includ-
    ing $50,000 payable within one year)................ $7,208,000
                                                         ==========

  Rental expense for operating leases amounted to approximately $21,036,000 in 1994, $21,224,000 in 1993, and $20,146,000 in 1992.

HOOVER TREATED WOOD PRODUCTS, INC. ("HOOVER")

  Hoover Treated Wood Products, Inc. ("Hoover"), a wholly-owned subsidiary of the Company is a defendant, along with many other parties, in a number of commercial lawsuits, including a purported class action on behalf of certain Maryland homeowners, alleging property damage caused by alleged defects in certain pressure treated interior wood products. Hoover has not manufactured or sold these products since August 1988. The Company is also a defendant in some of these suits. The number of lawsuits pending, as of December 31, 1994, as well as the number of lawsuits filed in 1993 and 1994, have declined significantly from earlier periods.

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

  Hoover and the Company are engaged in litigation with their insurers regarding coverage for these lawsuits and claims. Hoover has settled its coverage claims with a majority of its insurers and is negotiating settlements with others. Hoover and the Company believe they have meritorious claims for coverage from their remaining unsettled insurers and are seeking declaratory judgments confirming such coverage. The proceeds from settled insurance claims, along with the proceeds from a settlement of claims by Hoover against certain suppliers of materials used by it in the production of treated wood, are available for the settlement of the underlying property damage actions, including the jury verdict now on appeal. The Company believes that Hoover's remaining coverage disputes will be resolved within the next two years on a satisfactory basis and a sufficient amount of additional coverage will be available to Hoover. In reaching this belief, it has analyzed Hoover's insurance coverage, considered its history of successful settlements with primary and excess insurers and consulted with counsel.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

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

  In accordance with the provisions of Financial Accounting Standards Board Interpretation No. 39, which became effective on January 1, 1994, Hoover has recorded a receivable at December 31, 1994 (included in other assets) for $12.1 million for the estimated proceeds and recoveries related to insurance matters discussed above and recorded an accrual for the same amount (included in other liabilities) for its estimated cost to resolve those matters not presently covered by existing settlements with insurance carriers and suppliers. In estimating both this liability, which Hoover expects to discharge over the next four years, and its anticipated additional insurance recoveries, Hoover and the Company have considered a number of factors including: the number and exposure posed by the pending lawsuits; the significant decline in the number of lawsuits filed in 1993 and to date; the availability of various legal defenses, including statutes of limitations; the existence of settlement protocols; an agreement indemnifying Hoover as to certain past and future claims; and Hoover's experience to date in settling with its insurance companies and the likely availability of proceeds from additional insurance. Based on its evaluation, the Company believes that the ultimate resolution of the lawsuits and the insurance claims will not have a material adverse effect upon the financial position of the Company.

EXECUTIVE COMPENSATION

  In the event of a change in control of the Company, as defined, senior management, except for the chairman, have the right to receive payments upon termination of employment or resignation within one year. Such payments are to be 2.75 times average annual compensation, as defined, plus in some cases 2.75 times the difference between the market and exercise price of any unexercised stock options. At December 31, 1994, the maximum amount payable, applicable to thirteen individuals, would be approximately $14 million.

LETTERS OF CREDIT

  At December 31, 1994 $18,811,000 of letters of credit issued by the Company's banks were outstanding, principally in connection with certain financing transactions.

OTHER

  The Company and its subsidiaries are subject to legal actions from time to time which have arisen in the ordinary course of its business. In the opinion of management, the resolution of these claims will not materially affect the financial position of the Company.

NOTE 13 -- INDUSTRY SEGMENT

  The Company operates predominantly in one business segment. Operations in the Home Improvement Products business consist of the manufacture and sale of vinyl siding, wood and vinyl-framed windows and patio doors, prefinished decorative plywood and solid wood paneling, furniture components, various pressure-treated wood products and the purchase and resale of a variety of other products for the home improvement markets. One customer accounted for 14.2%, 12.2% and 11.2% of the Company's net sales for the years ended December 31, 1994, 1993 and 1992, respectively.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

NOTE 14 -- QUARTERLY RESULTS (UNAUDITED)

                                1ST QUARTER 2ND QUARTER 3RD QUARTER 4TH QUARTER
                                ----------- ----------- ----------- -----------
                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
Year Ended December 31, 1994:
  Net Sales....................  $163,412    $219,805    $218,997    $194,205
  Gross Profit.................    26,477      46,079      46,653      34,873
  Income (loss) before tax-
   es(/1/).....................    (2,372)     11,376     (21,477)        524
  Net Income (Loss)............    (1,305)      6,265     (13,977)        486
  Per Share:
    Primary....................      (.11)        .40        (.95)        .03
    Fully Diluted..............      (.11)        .40        (.95)        .03
Year Ended December 31, 1993:
  Net Sales....................  $146,347    $184,422    $208,966    $182,925
  Gross Profit.................    26,009      35,900      40,772      35,708
  Income (loss) before taxes...    (3,719)      6,266       9,607       5,327
  Net Income (Loss)............    (2,046)      3,447       5,260       2,989
  Per Share:
    Primary....................      (.19)        .31         .44         .23
    Fully Diluted..............      (.19)        .31         .41         .23

--------
(1) After nonrecurring charges of $36.3 million in the third quarter and $4.7 million in the fourth quarter. See Note 2 to the consolidated financial statements.

  Earnings (loss) per share calculations for each of the quarters presented are based on the weighted average number of shares and common equivalent shares outstanding during such periods. The sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 11, 1995.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 11, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 11, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 11, 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  The following documents are filed as part of this report:

  (a)(1) Financial Statements:

  The list of consolidated financial statements is set forth in Part II, Item 8 of this Form 10-K and such Index to Consolidated Financial Statements is incorporated herein by reference.

  (a)(2) Financial Statement Schedules:

  The financial statement schedules that are required by Part II, Item 8 of this Form 10-K, will be filed by amendment.

  (a)(3) Exhibits:

     3(a)       Registrant's By-Laws as currently in effect is incorporated by reference herein from the Registrant's Annual Report on Form
                10-K for the year ended December 31, 1992, as amended by the
                Registrant's Current Report on Form 8-K as filed with the
                Securities and Exchange Commission on November 4, 1994.
     3(b)       Registrant's Certificate of Incorporation, and all amendments thereto is incorporated by reference herein from the
                Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1992.
     10(iii)(a) Registrant's 1989 Employee Incentive Stock Plan is incorporated by reference herein from the Registrant's Registration
                Statement on Form S-8 (Registration Number 33-28753), as
                amended by the Company's Registration Statement on Form S-8
                (Registration Number 33-52514).
     10(iii)(b) Registrant's 1989 Senior Executive Stock Option Plan is
                incorporated by reference herein from the Registrant's
                Registration Statement on Form S-8 (Registration Number 33-
                28752).
     10(iii)(c) Registrant's Executive Incentive Stock Option Plan is
                incorporated herein by reference from the Registrant's
                Registration Statement on Form S-8 (Registration Number
                2-84279), as amended by the Registrant's Registration Statement on Form S-8 (Registration Number 33-52516).
     10(iii)(d) Employment agreements with Herbert P. Dooskin, Joseph
                Goldenberg, Monte R. Haymon, Donald Kruse and Jeffrey S.
                Silverman are incorporated by reference herein from the
                Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1993.
     10(iii)(e) Registrant's 1994 Employee Incentive Stock Plan is incorporated herein by reference from the Registrant's Registration
                Statement on Form S-8 (Registration No. 33-55035).
     10(iii)(f) Registrant's Group Profit-Sharing/401(k) Plan is incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-55037).
     10(iii)(g) Registrant's 1994 Incentive Compensation Plan.
     11         Schedule of Computation of Net Income per Share.
     21         Subsidiaries of the Registrant.
     23         Consent of Independent Certified Public Accountants.
     27         Financial Data Schedule.

  (b) Reports on Form 8-K

  On October 18, 1994, the Company reported on a restructuring plan to improve profitability.

  On November 4, 1994, the Company reported on an amendment to its By-laws.

  On November 23, 1994, the Company reported on a plan for the Company to purchase up to 1,000,000 shares of its common stock in the open market.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Ply Gem Industries, Inc.
                                          (Registrant)

                                                 /s/ Jeffrey S. Silverman
                                          By: _________________________________
                                              JEFFREY S. SILVERMAN, CHAIRMAN
                                                     (MARCH 31, 1995)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                NAME                            TITLE                DATE

      /s/ Jeffrey S. Silverman          Chairman, Chief         March 31, 1995
-------------------------------------    Executive Officer
        JEFFREY S. SILVERMAN             (Principal
                                         Executive Officer)
                                         and Director


       /s/ Herbert P. Dooskin           Executive Vice           March 31, 1995
-------------------------------------    President
         HERBERT P. DOOSKIN              (Principal
                                         Financial Officer)
                                         and Director

           /s/ Jerome Baum              Controller              March 31, 1995
-------------------------------------
             JEROME BAUM

          /s/ Albert Hersh              Director                March 31, 1995
-------------------------------------
            ALBERT HERSH

         /s/ Elihu H. Modlin            Director                March 31, 1995
-------------------------------------
           ELIHU H. MODLIN

        /s/ Joseph Goldenberg           Director                March 31, 1995
-------------------------------------
          JOSEPH GOLDENBERG