Form 10-K/A
period 1994-12-31
PLY GEM INDUSTRIES INC
filed 1995-04-27
CIK 79209

                      SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.

                                  FORM 10-K/A

                          AMENDMENT TO ANNUAL REPORT
                    FILED PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                           PLY GEM INDUSTRIES, INC.
- --------------------------------------------------------------------------------
              (Exact name of registrant as specified in charter)

                                AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended December 31, 1994 on Form 10-K as set forth in the pages attached hereto:

     In accordance with the provisions of General Instructions "A" of Form 10-K the following schedule required by Article 12 of Regulation S-X are filed herewith:
     Schedule Supporting Consolidated Financial Statements:

     Schedule Number
     ---------------
          II - Valuation and Qualifying Accounts - Three Years Ended
               December 31, 1994

All other schedules supporting financial statements are omitted because they are not applicable.

The Report of Grant Thornton is included herein.

                   Ply Gem Industries, Inc. and Subsidiaries

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COLUMN A             COLUMN B             COLUMN C               COLUMN D        COLUMN E
- --------             --------             --------               --------        --------

                                          Additions

                                                  Charged to
                     Balance        Charged to    other                          Balance at
                     beginning      cost and      accounts                       end of
Description          of period      expenses      describe       Deductions      period
- -----------          ---------      ----------    ----------     ----------      ----------
Year ended
 December 31, 1994

Allowance for
 doubtful accounts   $ 7,197,000    $2,330,000                   $2,518,000 (a)  $ 6,353,000
                                                                    656,000 (d)
Accumulated
 Amortization:

Goodwill               9,863,000     1,482,000                                    11,345,000
Other Intangibles     16,273,000     2,048,000    (26,000) (c)    3,650,000 (b)   14,645,000
Patents/Trademarks     6,677,000     1,148,000                                     7,825,000

(a) Uncollectible Receivables Net of Recoveries
(b) Fully Amortized
(c) Charge/(Credit) to Inventory
(d) Change Resulted from Sale of Receivables

                   Ply Gem Industries, Inc. and Subsidiaries

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COLUMN A             COLUMN B             COLUMN C               COLUMN D         COLUMN E
- --------             --------             --------               --------         --------

                                          Additions

                                                  Charged to
                     Balance at     Charged to    other                           Balance at
                     beginning      cost and      accounts                        end of
Description          of period      expenses      describe       Deductions       period
- -----------          ---------      ----------    ----------     ----------       ----------
Year ended
 December 31, 1993

Allowance for
 doubtful accounts   $ 5,330,000    $4,642,000                   $3,181,000 (a)   $ 7,197,000
                                                                   (406,000)(d)
Valuation allowance
 for marketable
 securities              204,000      (204,000)                                             0

Accumulated
 amortization:

Goodwill               8,338,000     1,525,000                                      9,863,000
Other intangibles     13,684,000     2,610,000    $(2,000)(c)        19,000 (b)    16,273,000
Patents/Trademarks     5,532,000     1,145,000                                      6,677,000

                   Ply Gem Industries, Inc. and Subsidiaries

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COLUMN A             COLUMN B             COLUMN C               COLUMN D        COLUMN E
- --------             --------             --------               --------        --------

                                          Additions

                                                  Charged to
                     Balance        Charged to    other                          Balance at
                     beginning      cost and      accounts                       end of
Description          of period      expenses      describe       Deductions      period
- -----------          ---------      ----------    ----------     ----------      ----------
Year ended
 December 31, 1992

Allowance for
 doubtful accounts   $ 3,769,000    $4,652,000                   $2,662,000 (a)  $ 5,330,000
                                                                    429,000 (d)
Valuation allowance
 for marketable
 securities              268,000       (64,000)                                      204,000

Accumulated
 Amortization:

Goodwill               6,822,000     1,516,000                                     8,338,000
Other intangibles     11,187,000     2,552,000    (55,000) (c)                    13,684,000
Patents/Trademarks     4,413,000     1,158,000    (39,000) (c)                     5,532,000

REPORT OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS ON SCHEDULE

Board of Directors and Stockholders
  Ply Gem Industries, Inc.


In connection with our audit of the financial statements of Ply Gem Industries, Inc. referred to in our report dated February 24, 1995, which is included in the annual report to security holders on Form 10-K, we have also audited Schedule II for the years ended December 31, 1994, 1993 and 1992. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



GRANT THORNTON LLP


New York, New York
February 24, 1995

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PLY GEM INDUSTRIES, INC.
                                              (Registrant)

                                        By: /s/ Paul Bogutsky
                                            -----------------------
                                            Paul Bogutsky
                                            Treasurer


Dated: April 27, 1995