Form 10-Q
period 1995-04-01
PLY GEM INDUSTRIES INC
filed 1995-05-16
CIK 79209

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended April 1, 1995 or
                                         -------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from         to
                                               -------    ----------

Commission file number  1-4087
                      --------

                            PLY GEM INDUSTRIES, INC
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                      11-1727150
- --------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

 777 Third Avenue, New York, New York                             10017
- --------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code 212-832-1550
                                                   ------------
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               ------      -----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Class                                  Outstanding at April 28,1995
- ---------------------------------------   --------------------------------------
Common stock, par value $.25 per share    14,568,269  Shares

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                         April 1,     December 31,
                                                           1995           1994
                                                        -----------   ------------
                                                        (Unaudited)
ASSETS
- ------

Cash and cash equivalents                                $ 10,040       $ 14,403
Marketable securities                                       1,951          1,813
Accounts receivable, net of allowance
  of $6,560; $6,353 in 1994                                35,902         42,243
Inventories                                               109,639        103,089
Prepaid and deferred income taxes                          18,442         17,426
Prepaid expenses and other current assets                   8,198          6,257
                                                         --------       --------
     Total current assets                                 184,172        185,231

Funds held for construction                                 1,053          1,048
Property, plant and equipment - at cost
  net of accumulated depreciation and
  amortization of $45,954; $43,846 in 1994                 79,977         77,084
Patents and trademarks, net of accumulated
  amortization of $8,112; $7,825 in 1994                   16,183         16,464
Other intangible assets - net                              16,318         16,586
Cost in excess of net assets acquired - net                24,280         24,647
Other assets                                               25,655         24,509
                                                         --------       --------
                                                         $347,638       $345,569
                                                         --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Accounts payable and accrued expenses                    $ 53,724       $ 60,805
Short-term borrowings                                          35             35
Accrued restructuring                                      10,854         13,413
Current maturities of long-term debt and capital leases       472            480
                                                         --------       --------
     Total current liabilities                             65,085         74,733

Long-term debt                                             94,930         79,501
Capital leases                                              7,146          7,159
Deferred income taxes and other liabilities                22,071         22,540


Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 5,000,000 shares; none issued                  --             --
  Common stock, $.25 par value; authorized                  4,343          4,324
    30,000,000 shares; issued 17,370,221;
    17,296,195 in 1994
  Additional paid-in capital                              148,173        146,967
  Retained earnings                                        59,107         62,397
  Less: Treasury stock-at cost
    (2,808,795 shares; 2,745,319 in 1994)                  52,163         50,954

      Unamortized restricted stock                          1,054          1,098
                                                         --------       --------
      Total stockholders' equity                          158,406        161,636
                                                         --------       --------
                                                         $347,638       $345,569
                                                         --------       --------

              See accompanying notes to the financial statements.

                   PLY GEM INDUSTRIES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (In Thousands Except per Share Data)

                                             Quarter Ended
                                          -------------------
                                          April 1,   April 2,
                                            1995       1994
                                          --------   --------
Net sales                                 $160,235   $163,412

Cost of goods sold                         135,806    136,935
                                          --------   --------
     Gross profit                           24,429     26,477
Selling, general and administrative
  expenses                                  26,150     25,129
                                          --------   --------

    Income (loss) from operations           (1,721)     1,348

Amortization of goodwill and other
  intangibles                                 (823)    (1,184)
Interest expense                            (1,478)    (2,662)
Investment and other income (expense) net     (572)       126
                                          --------   --------
     Loss before income taxes               (4,594)    (2,372)

Income tax benefit                          (1,929)    (1,067)
                                          --------   --------

     Net loss                             $ (2,665)  $ (1,305)
                                          =========  ========
Loss per share:
     Primary                              $   (.18)  $   (.11)
     Fully diluted                            (.18)      (.11)

Weighted average number of shares
 outstanding:
     Primary                                14,448     11,490
     Fully diluted                          14,448     11,490

Cash dividends per share                  $    .03   $    .03

                 See accompanying notes to financial statements

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                        Quarter Ended
                                          -----------------------------------------
                                               April 1,              April 2,
                                                 1995                  1994
                                          -------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
- ----------------------------------------
Net loss                                            $ (2,665)             $ (1,305)
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
   Depreciation and amortization          $ 3,394              $  3,577
   Restructuring                           (2,559)                  --
   Provision for doubtful accounts            207                   725
   Changes in assets and liabilities:
     Accounts receivable                    6,134                (9,861)
     Inventories                           (6,550)              (17,233)
     Prepaid expenses and other
      current assets                       (2,957)              (11,404)
     Accounts payable and
      accrued expenses                     (7,081)               (2,413)
     Other                                 (1,615)   (11,027)     1,202    (35,407)
                                          -------   --------   --------   --------

   Net cash used in operating
     activities                                      (13,692)              (36,712)
                                                    --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
- ----------------------------------------
  Additions to property, plant and
   equipment                                          (5,443)               (3,311)
  Other                                                   83                   183
                                                    --------              --------
  Net cash used in investing activities               (5,360)               (3,128)
                                                    --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES
- ----------------------------------------
  Purchase of treasury shares                         (1,209)                  --
  Long-term borrowings                                15,408                33,326
  Cash dividends                                        (440)                 (332)
  Other                                                  930                (2,275)
                                                    --------              --------

  Net cash provided by financing activities           14,689                30,719
                                                    --------              --------

  Net decrease in cash and cash equivalents           (4,363)               (9,121)

  Cash and cash equivalents at beginning of period    14,403                12,499
                                                    --------              --------
  Cash and cash equivalents at end of period        $ 10,040              $  3,378
                                                    ========              ========

                 See accompanying notes to financial statement

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year items have been reclassified to conform to the 1995 presentation.

   These statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-K.

NOTE 2 - During 1994, the Company recorded a charge of approximately $29.1 million related to a restructuring program. The status of the components of the restructuring provision at the end of the period was:


                                                                     (In Thousands)
                                                      Balance at
                                                     December 31,         1995          Balance at
                                                         1994           Activity      April 1, 1995
                                                    -------------    -------------    --------------
Consolidation and closure of facilities, including    $ 15,100           $  2,600        $12,500
  severance and related costs
Other severance and related costs                        3,900                900          3,000
Abandonment of certain information systems               1,300                --           1,300
Other, including lease termination expenses and
 costs to execute the restructuring program              2,000                100          1,900
                                                      --------           --------        -------
                                                      $ 22,300           $  3,600        $18,700
                                                      ========           ========        =======

NOTE 3 -The major classes of inventories were as follows:

                                                   (In Thousands)
                                          April 1, 1995    December 31, 1994
                                          -------------    -----------------
  Finished goods                               $ 56,578             $ 52,390
  Work in process                                11,300               18,002
  Raw materials                                  41,761               32,697
                                               --------             --------
                                               $109,639             $103,089
                                               --------             --------

NOTE 4 - Loss per share of common stock are based on the weighted average number of shares outstanding during each of the periods. Common stock equivalents were not used because the results would be anti-dilutive.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 5 - Supplemental cash flow information for the quarterly periods are as follows:


                                       (In Thousands)
                                April 1, 1995  April 2, 1994
                                -------------  --------------
  Interest paid                        $1,430         $  994
  Income taxes paid                       270          1,883

NOTE 6 - The accumulated amortization of cost in excess of net assets acquired and other intangibles is $23,557,000 at April 1, 1995 and $22,975,000 at December 31, 1994.

NOTE 7 - The Company's loan agreements with its banks require the Company to maintain a specified leverage ratio, fixed charge ratio and tangible net worth levels and maintain certain financial ratios, among its provisions. Under the most restrictive of these covenants, at April 1, 1995 approximately $2,500,000 of retained earnings was available for the payment of dividends in 1995.

NOTE 8- Hoover Treated Wood Products, Inc.("Hoover"), a wholly-owned subsidiary of the Company, is a defendant, along with many other parties, in a number of commercial lawsuits, including a purported class action on behalf of certain Maryland homeowners, alleging property damage caused by alleged defects in certain pressure treated interior wood products. Hoover has not manufactured or sold these products since August 1988. The Company is also a defendant in some of these suits. The number of lawsuits pending, as of April 1, 1995, as well as the number of lawsuits filed in 1993 and 1994, have declined significantly from earlier periods.

     Most of the suits and claims have been resolved by dismissal or settlement. In those suits that remain pending, direct defense costs are being paid by either insurance carriers, under reservations of rights agreements, or out of insurance proceeds. Two actions have proceeded to trial against Hoover and resulted in jury verdicts against it. In one of these actions, judgment was entered in Hoover's favor by the court after a jury verdict against it and the plaintiff's petition to appeal the judgment entered in Hoover's favor was denied. Hoover is appealing the other judgment and believes that it has meritorious grounds for overturning it in whole or in part.

     Hoover and the Company have engaged in litigation with some of their insurers regarding coverage for these lawsuits and claims. Hoover has settled its coverage claims with a majority of its insurers and is negotiating settlements with others. Hoover and the Company believe they have meritorious claims for coverage from their remaining unsettled insurers and are seeking declaratory judgments confirming such coverage. The proceeds from settled insurance claims, along with the proceeds from a settlement of claims by Hoover against certain suppliers of materials used by it in the production of treated wood, are available for the settlement of the underlying property damage actions, including the jury verdict now on appeal. The Company believes that Hoover's remaining coverage disputes will be resolved within the next two years on a satisfactory basis and a substantial amount of additional coverage will be available to Hoover. In reaching this belief, it has analyzed Hoover's insurance coverage, considered its history of successful settlements with primary and excess insurers and consulted with counsel.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED APRIL 1, 1995



Results of Operations
- ---------------------

     Net sales for the first quarter of 1995 were approximately $160.2 million, down slightly from the corresponding 1994 period. The decline was primarily due to the planned elimination of certain lower margin product lines during the first quarter of 1995.

     Gross profit, expressed as a percentage of net sales, was 15.2% for the first quarter of 1995 compared to 16.2% for the corresponding period in 1994. The lower margin in 1995 was primarily due to the absence of inventory wood price gains experienced in 1994 and higher raw material prices (particularly resin and glass) partially offset by lower conversion costs.

     Selling, general and administrative expenses, as a percent of net sales, were 16.3% for the 1995 first quarter compared to 15.4% for the corresponding period in 1994. The increase is primarily attributable to the absence of certain employment costs in the first quarter of 1994 associated with the creation of new management positions in the later part of 1994 and expenses incurred in the first quarter of 1995 associated with implementing the Company's business process redesign programs.

     The decrease in interest expense of approximately $1.2 million for the comparison periods is primarily due to the conversion of the Company's Subordinated Debentures in March 1994.

     The net loss for the first quarter of 1995 was $2.7 million compared with a net loss of $1.3 million for the first quarter of 1994. The higher loss experienced during the first quarter of 1995 resulted from the factors described above.

Liquidity and Capital Resources
- -------------------------------

     The Company used $13.7 million in cash from operations during the first quarter of 1995 compared to $36.7 million in the corresponding 1994 period. The usage of cash is due to seasonal working capital needs. The significant improvement is due to slower working capital growth in 1995 than during 1994. Significant investing activities in the first quarter of 1995 include capital expenditures of $5.4 million primarily incurred by the Company's Windows, Doors and Siding subsidiaries. Significant first quarter 1995 financing activities related to the net increase in revolving credit borrowings of $15.4 million used principally to finance the working capital requirements and capital expenditures of the Company.

     The Company's current ratio was 2.8 to 1 at April 1, 1995 compared to 2.5 to 1 at December 31, 1994.

     Available bank credit facilities were approximately $62 million at April 1, 1995

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                                 April 1, 1995
                          PART II - OTHER INFORMATION


All items are inapplicable except:

Item 1.     Legal Proceedings.

       See Note 8 to the consolidated financial statements.

Item 6.     Exhibits and Reports on Form 8-K.

   (a)   Exhibits:  Exhibit 27 - Financial Data Schedule

   (b) Reports - Dated January 6, 1995 reporting on a Receivables Purchase Agreement with Receivables Capital Corporation.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                 April 1, 1995


                              S I G N A T U R E S



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Ply Gem Industries, Inc.
                                 ------------------------
                                 (Registrant)



Date:  May 16, 1995              /s/ Herbert P. Dooskin
       ---------------           ----------------------------
                                 Executive Vice President
                                 Principal Financial Officer