Form 10-Q
period 1995-07-01
PLY GEM INDUSTRIES INC
filed 1995-08-15
CIK 79209

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 1, 1995 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________


COMMISSION FILE NUMBER 1-4087
                       ------

                        PLY GEM INDUSTRIES, INC.
-------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                   11-1727150
-------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


777 THIRD AVENUE, NEW YORK, NEW YORK                            10017
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 212-832-1550
                                                   ------------


          INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X      NO
                                               ------      ------

          INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:


          CLASS                                 OUTSTANDING AT AUGUST 3,1995
--------------------------------------          -------------------------------
COMMON STOCK, PAR VALUE $.25 PER SHARE          14,560,784  SHARES

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)

                                           JULY 1,  DECEMBER 31
ASSETS                                      1995       1994
-------------------------------------     --------   -----------
                                        (UNAUDITED)
CASH AND CASH EQUIVALENTS                 $  1,769      $ 14,403
MARKETABLE SECURITIES                        1,853         1,813
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
  OF $6,234; $6,353 IN 1994                 44,073        42,243
INVENTORIES                                108,355       103,089
PREPAID AND DEFERRED INCOME TAXES           18,230        17,426
PREPAID EXPENSES AND OTHER CURRENT
 ASSETS                                     10,263         6,257
                                          --------      --------
 TOTAL CURRENT ASSETS                      184,543       185,231

PROPERTY, PLANT AND EQUIPMENT - AT COST
  NET OF ACCUMULATED DEPRECIATION AND
  AMORTIZATION OF $48,002; $43,846 IN
   1994                                     87,129        77,084
PATENTS AND TRADEMARKS, NET OF
 ACCUMULATED AMORTIZATION OF $8,400;
  $7,825 IN 1994                            15,902        16,464
OTHER INTANGIBLE ASSETS - NET               16,068        16,586
COST IN EXCESS OF NET ASSETS ACQUIRED -
 NET                                        24,042        24,647
OTHER ASSETS                                27,960        25,557
                                          --------      --------
                                          $355,644      $345,569
                                          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
ACCOUNTS PAYABLE AND ACCRUED EXPENSES     $ 55,599      $ 60,840
ACCRUED RESTRUCTURING                        9,962        13,413
CURRENT MATURITIES OF LONG-TERM DEBT
 AND CAPITAL LEASES                            464           480
                                          --------      --------
     TOTAL CURRENT LIABILITIES              66,025        74,733


LONG-TERM DEBT                             101,146        79,501
CAPITAL LEASES                               7,133         7,159
OTHER LIABILITIES                           23,284        22,540

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $.01 PAR VALUE;
    AUTHORIZED 5,000,000 SHARES; NONE
     ISSUED                                      -             -
  COMMON STOCK, $.25 PAR VALUE;
   AUTHORIZED 60,000,000 SHARES;
     ISSUED 17,406,005;
     17,296,195 IN 1994                      4,352         4,324
  ADDITIONAL PAID-IN CAPITAL               148,032       146,967
  RETAINED EARNINGS                         59,885        62,397
  LESS: TREASURY STOCK-AT COST
    (2,872,025 SHARES; 2,745,319 IN         53,144        50,954
     1994)
      UNAMORTIZED RESTRICTED STOCK           1,069         1,098
                                          --------      --------
      TOTAL STOCKHOLDERS' EQUITY           158,056       161,636
                                          --------      --------
                                          $355,644      $345,569
                                          ========      ========


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                   PLY GEM INDUSTRIES, INC., AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                              QUARTER ENDED
                                          ---------------------
                                           JULY 1,     JULY 2,
                                             1995       1994
                                          ----------  ---------
NET SALES                                  $199,571   $219,805

COST OF GOODS SOLD                          165,801    173,726
                                           --------   --------

     GROSS PROFIT                            33,770     46,079

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                   29,974     32,494
                                           --------   --------

     INCOME FROM OPERATIONS                   3,796     13,585

INTEREST EXPENSE                             (1,770)    (1,750)
INVESTMENT AND OTHER INCOME (EXPENSE),         (408)      (459)
 NET                                       --------   --------

     INCOME BEFORE INCOME TAXES               1,618     11,376

INCOME TAXES                                    590      5,111
                                           --------   --------

     NET INCOME                            $  1,028   $  6,265
                                           ========   ========
EARNINGS PER SHARE:
     PRIMARY                               $    .07   $    .40
     FULLY DILUTED                              .07        .40

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING:
     PRIMARY                                 14,440     15,756
     FULLY DILUTED                           14,440     15,756

CASH DIVIDENDS PER SHARE                   $    .03   $    .03

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   PLY GEM INDUSTRIES, INC., AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                SIX MONTHS
                                                  ENDED
                                          ----------------------
                                           JULY 1,     JULY 2,
                                            1995        1994
                                          ---------  -----------
NET SALES                                 $359,806     $383,217

COST OF GOODS SOLD                         301,607      310,661
                                          --------     --------

     GROSS PROFIT                           58,199       72,556

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                  56,947       58,807
                                          --------     --------

     INCOME FROM OPERATIONS                  1,252       13,749

INTEREST EXPENSE                            (3,248)      (4,412)
INVESTMENT AND OTHER INCOME (EXPENSE),
 NET                                          (980)        (333)
                                          --------     --------

     INCOME (LOSS) BEFORE INCOME TAXES      (2,976)       9,004

INCOME TAXES (BENEFIT)                      (1,339)       4,044
                                          --------     --------

     NET INCOME (LOSS)                    $ (1,637)    $  4,960
                                          ========     ========
EARNINGS (LOSS) PER SHARE:
     PRIMARY                              $   (.11)    $    .36
     FULLY DILUTED                            (.11)         .34

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING:
     PRIMARY                                14,444       13,639
     FULLY DILUTED                          14,444       14,623

CASH DIVIDENDS PER SHARE                  $    .06     $    .06

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                        SIX MONTHS ENDED
                                                        ----------------
                                                  JULY 1,                JULY 2,
                                                   1995                   1994
                                          ----------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
NET INCOME (LOSS)                                      $ (1,637)             $  4,960
ADJUSTMENTS TO RECONCILE NET INCOME
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION             $ 6,787              $  6,930
   PROVISION FOR DOUBTFUL ACCOUNTS               156                 1,123
   CHANGES IN ASSETS AND LIABILITIES:
     ACCOUNTS RECEIVABLE                      (1,711)              (24,046)
     INVENTORIES                              (5,398)              (16,185)
     PREPAID EXPENSES AND OTHER CURRENT
      ASSETS                                  (4,810)               (5,922)
     ACCOUNTS PAYABLE AND ACCRUED
      EXPENSES                                (5,241)                5,258
     RESTRUCTURING                            (3,784)                    -
     OTHER                                    (1,659)   (15,660)       961   (31,881)
                                             -------   --------   --------   --------

     NET CASH USED IN OPERATING
       ACTIVITIES                                      (17,297)              (26,921)
                                                       --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  ADDITIONS TO PROPERTY, PLANT AND                     (15,804)               (7,654)
   EQUIPMENT
  OTHER                                                    900                   546
                                                       --------              --------
  NET CASH USED IN INVESTING ACTIVITIES                (14,904)               (7,108)
                                                       --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  PURCHASE OF TREASURY SHARES                           (2,190)                    -
  LONG-TERM BORROWINGS                                  21,603                36,328
  REPAYMENTS OF LONG-TERM DEBT                               -                (4,240)
  CASH DIVIDENDS                                          (875)                 (776)
  OTHER                                                  1,029                   411
                                                       --------              --------
  NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                           19,567                31,723
                                                       --------              --------
NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                         (12,634)               (2,306)
  CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                  14,403                12,499
                                                       --------              --------
  CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                              $ 1,769               $10,193
                                                       ========              ========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  Note 1 - The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company revised the statement of operations reporting format to include amortization expense relating to intangible assets as a selling, general and administrative expense. Previously such amortization had been reported as a separate expense caption after income from operations. In addition, certain other prior year items have been reclassified to conform to the 1995 presentation .

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

 Note 2 - During 1994, the Company recorded a charge of approximately $29.1 million related to a restructuring program. The status of the components of the restructuring provision at the end of the period was:

                                                                               (IN THOUSANDS)
                                                                 BALANCE AT
                                                                DECEMBER 31,       1995          Balance at
                                                                   1994          Activity       July 1, 1995
                                                                ----------       --------       ------------
Consolidation and closure of facilities, including
  severance and related costs                                    $ 15,100        $ 3,900        $ 11,200
Other severance and related costs                                   3,900            500           3,400
Abandonment of certain information systems                          1,300              -           1,300
Other, including lease termination expenses and
  costs to execute the restructuring program                        2,000            400           1,600
                                                                 --------        --------       --------
                                                                 $ 22,300        $ 4,800        $ 17,500*
                                                                 ========        ========       ========


    * The following amounts are included in the consolidated balance sheet at July 1, 1995 under the captions: "accrued restructuring" ($10.0 million), "other liabilities" ($4.1 million), property, plant and equipment" (reduction of $1.4 million),
"inventory (reduction of $1.0 million), "accounts receivable" (reduction of $ .5 million) and various other asset accounts
(reduction of $ .5 million).


    The Company has completed the consolidation or closure of five facilities since the inception of the program. As of July 1, 1995, approximately 450 positions have been eliminated. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.


    NOTE 3 -The major classes of inventories were as follows:

                                                   (In Thousands)
                                          July 1, 1995  December 31, 1994
                                          ------------  -----------------
Finished goods                                $ 55,954           $ 52,390
Work in process                                 13,507             18,002
Raw materials                                   38,894             32,697
                                              --------           --------
                                              $108,355           $103,089
                                              ========           ========

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


 NOTE 4 - Earnings (loss) per share of common stock are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. Stock options have been excluded from the calculations for the quarter and six month periods ended July 1, 1995 as their effect would be anti-dilutive. Earnings per share in 1994 is calculated using the modified treasury stock method, which limits the assumed purchase of treasury shares to 20% of the outstanding common shares.

 NOTE 5 - Supplemental cash flow information for the six month periods are as follows:


                           (In Thousands)
                     July 1, 1995  July 2, 1994
                     ------------  ------------
Interest paid              $3,022        $2,181
Income taxes paid             662         2,487

 NOTE 6 - The accumulated amortization of cost in excess of net assets acquired and other intangibles is $27,233,000 at July 1, 1995 and $25,990,000 at December 31, 1994.

 NOTE 7 - The Company's loan agreements with its banks require a specified leverage ratio, fixed charge ratio and tangible net worth levels as well as the maintenance of certain other financial ratios, among its provisions. Under the most restrictive of these covenants, at July 1, 1995 approximately $2,000,000 of retained earnings was available for the payment of dividends in 1995.

 NOTE 8 - Hoover Treated Wood Products, Inc. ("Hoover"), a wholly-owned subsidiary of the Company, is a defendant, along with many other parties, in a number of commercial lawsuits, including a purported class action on behalf of certain Maryland homeowners, alleging property damage caused by alleged defects in certain pressure treated interior wood products. Hoover has not manufactured or sold these products since August 1988. The Company is also a defendant in some of these suits. The number of lawsuits pending, as of July 1, 1995, as well as the number of lawsuits filed since 1993, have declined significantly from earlier periods.

       Most of the suits and claims have been resolved by dismissal or settlement. In those suits that remain pending, direct defense costs are being paid out of insurance proceeds. Two actions have proceeded to trial against Hoover and resulted in jury verdicts against it. In one of these actions, judgment was entered in Hoover's favor by the court after a jury verdict against it and the plaintiff's petition to appeal the judgment entered in Hoover's favor was denied. Hoover is appealing the other judgment and believes that it has meritorious grounds for overturning it in whole or in part.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


  NOTE 8 (Continued) -Hoover and the Company have engaged in litigation with some of their insurers regarding coverage for these lawsuits and claims. Hoover has settled its coverage claims with a majority of its insurers and is negotiating settlements with others. Hoover and the Company believe they have meritorious claims for coverage from their remaining unsettled insurers and are seeking declaratory judgments confirming such coverage. The proceeds from settled insurance claims, along with the proceeds from a settlement of claims by Hoover against certain suppliers of materials used by it in the production of treated wood, are available for the settlement of the underlying property damage actions, including the jury verdict now on appeal. The Company believes that Hoover's remaining coverage disputes will be resolved within the next two years on a satisfactory basis and a substantial amount of additional coverage will be available to Hoover. In reaching this belief, it has analyzed Hoover's insurance coverage, considered its history of successful settlements with primary and excess insurers and consulted with counsel.

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

       Hoover has recorded a receivable at July 1, 1995 (included in other assets) for approximately $12.8 million for the estimated proceeds and recoveries related to insurance matters discussed above and recorded an accrual for the same amount (included in other liabilities) for its estimated cost to resolve those matters not presently covered by existing settlements with insurance carriers and suppliers.

       In evaluating the effect of the lawsuits, a number of factors have been considered, including: the number and exposure posed by the pending lawsuits; the significant decline in the number of lawsuits filed since 1993 and to date; the availability of various legal defenses, including statutes of limitations; the existence of settlement protocols; an agreement indemnifying Hoover as to certain past and future claims; and Hoover's experience to date in settling with its insurance companies and the likely availability of proceeds from additional insurance. Based on its evaluation, the Company believes that the ultimate resolution of the lawsuits and the insurance claims will not have a material adverse effect upon the financial position of the Company.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   QUARTER AND SIX MONTHS ENDED JULY 1, 1995


 Results of Operations
 ---------------------

       Net sales for the second quarter of 1995 totaled $199.6 million, a decrease of 9.2% over the same period in 1994. For the six months ended July 1, 1995, net sales declined from $383.2 million to $359.8 million or 6.1% from the comparison period in 1994. The primary cause of the decline in sales was the Company's planned exit or de-emphasis of certain low margin products. Excluding these products, net sales declined 3% and 1% respectively, for the quarterly and six month periods from a year ago. Unit volume declined at the Company's wood window business which was partially offset by increases in the Company's vinyl window and siding businesses. Furthermore, a general decline in lumber prices affected dollar sales volume at the Company's Specialty Wood businesses.

       Gross profit, expressed as a percentage of sales, was 16.9% in the second quarter of 1995 compared with 21.0% for the same 1994 period. The first half of 1995 gross profit was 16.2% as compared to 18.9% for the first half of 1994. The 1995 gross margins have been impacted by higher conversion costs, including costs related to the restructuring program such as training and moving costs, and new product manufacturing start-up costs. In addition, higher commodity costs, particularly PVC resin and glass had a negative impact on gross margins, as did declining lumber prices in the Company's Specialty Wood businesses.

       Selling, general and administrative expenses, as a percentage of sales, for the 1995 second quarter were essentially flat compared to the 1994 second quarter, however, as reported, selling, general and administrative expenses declined approximately $2.5 million for the quarterly comparison. The decline is primarily attributable to a lower provision for bad debts, lower marketing expenses and lower amortization expenses related to intangible assets partially offset by higher corporate expenses mostly related to the restructuring activities. For the 1995 first half comparison, selling, general and administrative expenses were 15.8% in 1995 compared to 15.3% in 1994.

       Interest expense declined approximately $1.2 million for the first half of 1995 when compared to the first half of 1994 and was approximately the same for the quarterly comparison periods. Lower interest expense for the first half of 1995 resulted primarily from the conversion of the Company's 10% debentures into common stock on March 25, 1994.

       Investment and other income expense, net was $1.0 million for the six months ended July 1, 1995 compared to $ .3 million for the same period a year ago. The increase is primarily due to higher accounts receivable programs costs due to an increase in the amount of receivables sold under this program.

       The Company's effective tax rate in the second quarter of 1995 is 36.5%, which compares with 44.9% in the second quarter of 1994. The effective tax rate for first half of 1995 and 1994 was approximately 45%. The lower effective rate for the second quarter of 1995 resulted from the revision of the Company's estimate of the effective tax rate expected to be applicable for the full year.

       During 1994 the Company commenced a restructuring program designed to improve its cost structure primarily through facilities consolidations and closures, abandonment of certain information systems and workforce reductions and accrued $29.1 million for these planned actions. Implementation of several initiatives included in the restructuring program have been

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   QUARTER AND SIX MONTHS ENDED JULY 1, 1995


 delayed or have resulted in higher costs than originally anticipated. As a result the Company does not expect to realize the majority of the savings from full implementation of the restructuring program until 1996 and thereafter. As previously disclosed, however, there can be no assurance that the Company will realize any significant future savings.

       As a result of the aforementioned factors, the Company experienced lower levels of operating and net income for the quarterly and six month comparison periods.

       The Company is taking a number of steps to improve operating results in the second half of 1995 and beyond. These actions include: implementation of a new information system at the Company's window businesses, aggressive procurement initiatives, particularly with regard to PVC resin and glass; elimination of costly consulting fees; reduction of administrative expenses; and the creation and implementation of new employee productivity programs.

       As a result of the actions outlined above, the Company believes that operating results for the second half of 1995 will be improved when compared to the first half of 1995, but will be lower than the comparable period for 1994 before the nonrecurring charges due to previously mentioned delays and difficulties associated with the restructuring program.

 Liquidity and Capital Resources
 -------------------------------

       The Company used $17.3 million in cash from operations during the first six months of 1995 principally as a result of lower net income, a seasonable increase in working capital and costs related to certain restructuring activities.

       Significant investing activities during the first six months of 1995 include capital expenditures of $15.8 million primarily incurred in the Company's Windows, Doors and Siding subsidiaries and costs associated with the Company's new information system.

       Significant financing activities in the first six months of 1995 related to the net increase in revolving credit borrowings of $21.6 million used principally to finance the working capital and capital expenditures of the Company.

       The Company's current ratio improved to 2.8 to 1 at July 1, 1995 compared to 2.5 at December 31, 1994.

       The Company has a revolving credit facility with a syndicate of twelve banks which provides financing through February 1999. Availability under this facility was approximately $51 million at July 1, 1995.

       The Company anticipates that internally generated funds from operations, existing cash balances and the Company's existing credit facility should be sufficient to satisfy its cash requirements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                                  July 1, 1995
                          PART II - OTHER INFORMATION


 All items are inapplicable except:

 Item 1.     Legal Proceedings.

 See Note 8 to the consolidated financial statements.

 Item 4.  Submission of Matters to a Vote of Security Holders

 (a) The Annual Meeting of Stockholders of Ply Gem Industries, Inc. was held on May 11, 1995.

 (b) The directors named in the Proxy Statement constituting the entire Board of Directors were elected to one year terms expiring in 1996, as follows:


                           FOR      WITHHELD
                           ---      --------
Albert Hersch           12,813,477    96,655
Jeffrey S. Silverman    12,793,229   116,903
Herbert P. Dooskin      12,823,262    86,870
Joseph Goldenberg       12,821,134    88,998
Elihu H. Modlin         12,806,123   104,009
William Lilley          12,824,087    86,045

 (c) At the Annual Meeting, the stockholders voted upon a proposal to amend the Company's Certificate of Incorporation to increase the authorized shares of common stock from 30,000,000 shares to 60,000,000 shares as follows:


                 For the proposal:        11,745,102
                 Against the proposal:     1,126,896
                 Withheld:                    38,134

 The Notice of Annual Meeting of Stockholders and Proxy Statement for Ply Gem Industries, Inc. dated April 10, 1995 was filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Act and is incorporated herein by reference.

 Item 5.     Other information

 On August 2, 1995, the Company engaged the investment banking firm of Bear, Stearns & Co. Inc. to explore strategic alternatives for the Company with the intent of maximizing shareholder value, including the possible sale of the Company. The Company does not expect to disclose developments with respect to its exploration of strategic alternatives unless and until it is in a position to announce a definitive transaction. Furthermore, no assurances can be given that the process will result in any specific transaction.

 Item 6.    Exhibits and Reports on Form 8-K.

    (a)   Exhibits: Exhibit 11 - Schedule of Computations of Net Income
                                 Per Share.
                    Exhibit 27 - Financial Data Schedule

    (b) Reports - No reports on Form 8-K were filed during the quarter ended July 1, 1995.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                 July 1, 1995


                              S I G N A T U R E S



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Ply Gem Industries, Inc.
                                     ------------------------
                                     (Registrant)



Date:  August 15, 1995               /s/ Herbert P. Dooskin
       ---------------               --------------------------
                                      Executive Vice President
                                      Principal Financial Officer