Form 10-Q
period 1995-09-30
PLY GEM INDUSTRIES INC
filed 1995-11-14
CIK 79209

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1995 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________ to  __________

Commission file number  1-4087
                       --------

                           PLY GEM INDUSTRIES, INC.
     --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                            11-1727150
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

    777 Third Avenue, New York, New York                 10017
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code 212-832-1550
                                                   -----------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No _____
                                               -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


     Class                                 Outstanding at November 6, 1995
---------------------------------------    -------------------------------------
Common stock, par value $.25 per share     14,574,192 Shares

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                          September 30,     December 31,
ASSETS                                        1995              1994
------                                    ------------      -----------
                                          (Unaudited)
Cash and cash equivalents                   $  2,782          $ 14,403
Marketable securities                          1,791             1,813
Accounts receivable, net of allowance
  of $6,006; $6,353 in 1994                   52,585            42,243
Inventories                                  100,725           103,089
Prepaid and deferred income taxes             16,178            17,426
Prepaid expenses and other current
  assets                                       7,713             6,257
                                            --------          --------
     Total current assets                    181,774           185,231

Property, plant and equipment - at cost
  net of accumulated depreciation and
  amortization of $50,513; $43,846 in
  1994                                        92,749            77,084
Patents and trademarks, net of
  accumulated amortization of $8,682;
  $7,825 in 1994                              15,613            16,464
Other intangible assets - net                 15,809            16,586
Cost in excess of net assets acquired -
  net                                         23,636            24,647
Other assets                                  27,982            25,557
                                            --------          --------
                                            $357,563          $345,569
                                            ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
Accounts payable and accrued expenses       $ 59,102          $ 60,840
Accrued restructuring and other                6,662            13,413
Current maturities of long-term debt
  and capital leases                             496               480
                                            --------          --------
     Total current liabilities                66,260            74,733

Long-term debt                               101,681            79,501
Capital leases                                 7,119             7,159
Other liabilities                             22,292            22,540

Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 5,000,000 shares; none
    issued                                         -                 -
  Common stock, $.25 par value;
    authorized 60,000,000 shares; issued
    17,449,285; 17,296,195 in 1994             4,362             4,324
  Additional paid-in capital                 148,624           146,967
  Retained earnings                           61,581            62,397
  Less: Treasury stock-at cost
    (2,879,935 shares; 2,745,319 in
    1994)                                     53,287            50,954
     Unamortized restricted stock              1,069             1,098
                                            --------          --------
     Total stockholders' equity              160,211           161,636
                                            --------          --------
                                            $357,563          $345,569
                                            ========          ========

See accompanying notes to the consolidated financial statements.

                   PLY GEM INDUSTRIES, INC., AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (In Thousands Except per Share Data)

                                                 Quarter Ended
                                          ----------------------------
                                          September 30,    October 1,
                                               1995           1994
                                          --------------  ------------

Net sales                                   $   207,099   $   218,997

Cost of goods sold                              169,540       172,344
                                            -----------   -----------

    Gross profit                                 37,559        46,653

Selling, general and administrative
  expenses                                       30,836        30,160

Nonrecurring charges                                  -        36,275
                                            -----------   -----------
    Income (loss) from operations                 6,723       (19,782)

Interest expense                                 (1,822)       (1,614)
Investment and other income (expense),
  net                                              (536)          (81)
                                            -----------   -----------

    Income (loss) before income taxes             4,365       (21,477)

Income taxes (benefit)                            2,089        (7,500)
                                            -----------   -----------

    Net income (loss)                       $     2,276   $   (13,977)
                                            ===========   ===========

Earnings (loss) per share:
    Primary                                        $.16         $(.95)
    Fully diluted                                   .16          (.95)

Weighted average number of shares
 outstanding:
    Primary                                      14,458        14,720
    Fully diluted                                14,458        14,720

Cash dividends per share                           $.03          $.03

         See accompanying notes to consolidated financial statements.

                  PLY GEM INDUSTRIES, INC., AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In Thousands Except per Share Data)

                                                  Nine Months
                                                     Ended
                                          ----------------------------
                                          September 30,    October 1,
                                               1995           1994
                                            -----------   -----------
Net sales                                   $   566,905   $   602,214
Cost of goods sold                              471,147       483,005
                                            -----------   -----------
     Gross profit                                95,758       119,209
Selling, general and administrative
  expenses                                       87,783        88,967
Nonrecurring charges                                  -        36,275
                                            -----------   -----------
    Income (loss) from operations                 7,975        (6,033)
Interest expense                                 (5,070)       (6,026)
Investment and other income (expense),
  net                                            (1,516)         (414)
                                            -----------   -----------
    Income (loss) before income taxes             1,389       (12,473)
Income taxes (benefit)                              750        (3,456)
                                            -----------   -----------
     Net income (loss)                      $       639   $    (9,017)
                                            ===========   ===========
Earnings (loss) per share:
     Primary                                      $ .04         $(.66)
     Fully diluted                                  .04          (.66)

Weighted average number of shares
outstanding:
     Primary                                     14,448        13,594
     Fully diluted                               14,448        13,594

Cash dividends per share                          $ .09         $ .09

         See accompanying notes to consolidated financial statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)

                                                       Nine Months Ended
                                                       -----------------
                                              September 30,            October 1,
                                                   1995                   1994
                                          ----------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income (loss)                                      $    639              $ (9,017)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
   Nonrecurring charges                    $   -                  $ 36,275
   Depreciation and amortization              10,454                10,314
   Provision for doubtful accounts             1,143                 1,096
   Changes in assets and liabilities:
     Accounts receivable                     (11,300)              (22,684)
     Inventories                               1,788               (11,145)
     Prepaid expenses and other current
      assets                                    (208)              (16,680)
     Accounts payable and accrued
      expenses                                (1,738)                6,999
     Restructuring                            (8,386)                    -
     Other                                    (1,803)   (10,050)       910      5,085
                                            --------   --------   --------   --------

         Net cash used in operating
          activities                                     (9,411)               (3,932)
                                                       --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Additions to property, plant and
   equipment                                            (23,256)              (14,648)
  Other                                                     951                 2,390
                                                       --------              --------
        Net cash used in investing
         activities                                     (22,305)              (12,258)
                                                       --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Purchase of treasury shares                            (2,190)                    -
  Long-term borrowings                                   22,361                19,834
  Repayments of long-term debt                             (205)               (2,925)
  Cash dividends                                         (1,309)               (1,222)
  Other                                                   1,438                (1,875)
                                                       --------              --------
        Net cash provided by financing
         activities                                      20,095                13,812
                                                       --------              --------
  Net decrease in cash and cash
   equivalents                                          (11,621)               (2,378)
  Cash and cash equivalents at
   beginning of period                                   14,403                12,499
                                                       --------              --------
  Cash and cash equivalents at end of
   period                                              $  2,782              $ 10,121
                                                       ========              ========

          See accompanying notes to consolidated financial statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company revised the statement of operations reporting format to include amortization expense relating to intangible assets as a selling, general and administrative expense. Previously such amortization had been reported as a separate expense caption after income from operations. In addition, certain other prior year items have been reclassified to conform to the 1995 presentation.

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

NOTE 2 - During 1994, the Company recorded a charge of approximately $29.1 million related to a restructuring program. The status of the components of the restructuring provision at the end of the period was:

                                                        (In Thousands)
                                           Balance at         1995
                                          December 31,        Net         Balance at
                                              1994          Activity  September 30, 1995
                                          ------------      --------  ------------------
Consolidation and closure of
 facilities, including
 severance and related costs                   $15,100       $ 6,200             $ 8,900
Other severance and related costs                3,900         1,800               2,100
Abandonment of certain information
 systems                                         1,300         1,300                   -
Other, including lease termination
 expenses and costs to execute the
 restructuring program                           2,000         1,600                 400
                                               -------       -------             -------
                                               $22,300       $10,900             $11,400*
                                               =======       =======             =======

  * The following amounts are included in the consolidated balance sheet at September 30, 1995 under the captions: "accrued restructuring and other" ($6.0 million), "other liabilities" ($3.3 million), property, plant and equipment" (reduction of $1.4 million), inventory (reduction of $.1 million), "accounts receivable" (reduction of $.5 million) and various other asset accounts (reduction of $.1 milion).

     The Company has completed the consolidation or closure of six facilities since the inception of the program. During the third quarter of 1995, the Company wrote-off additional discontinued products and announced the closure of an administrative office. These items were not included in the original nonrecurring/restructuring charge recorded in 1994. Based on current estimates, existing accruals are adequate to cover the above items because the estimated cost to implement certain strategies was reduced or the initiatives were cancelled. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

  NOTE 3 -The major classes of inventories were as follows:

                               (In Thousands)
                   September 30,  1995  December 31, 1994
                   -------------------  -----------------
Finished goods           $ 51,024           $ 52,390
Work in process            13,669             18,002
Raw materials              36,032             32,697
                         --------           --------
                         $100,725           $103,089
                         ========           ========

NOTE 4 - Earnings (loss) per share of common stock are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. Stock options have been excluded from the calculations for the quarter and nine month periods ended September 30, 1995 and 1994 as their effect would be anti-dilutive.

NOTE 5 - Supplemental cash flow information for the nine month periods are as follows:

                                (In Thousands)
                      September 30, 1995  October 1, 1994
                      ------------------  ---------------
Interest paid                $4,632           $3,617
Income taxes paid               797            2,707

NOTE 6 - The accumulated amortization of cost in excess of net assets acquired and other intangibles is $24,481,000 September 30, 1995 and $22,975,000 at December 31, 1994.

NOTE 7 - During the third quarter of 1995, the Board of Directors amended resolutions providing for severance payments in the event of a change in control and subsequent termination, as defined, to certain designated employees of the Company. At September 30, 1995 the maximum amount payable would be approximately $6 million. Under the previous plan the maximum amount payable would have been approximately $14 million at December 31, 1994.

NOTE 8 - The Company's loan agreements with its banks require a specified leverage ratio, fixed charge ratio and tangible net worth levels as well as the maintenance of certain other financial ratios, among its provisions. Under the most restrictive of these covenants, at September 30, 1995 approximately $1,600,000 of retained earnings was available for the payment of dividends in 1995.

NOTE 9 - Hoover Treated Wood Products, Inc. ("Hoover"), a wholly-owned subsidiary of the Company, is a defendant, along with many other parties, in a number of commercial lawsuits, including a purported class action on behalf of certain Maryland homeowners, alleging property damage caused by alleged defects in certain pressure treated interior wood products. Hoover has not manufactured or sold these products since August 1988. The Company is also a defendant in some of these suits. The number of lawsuits pending, as of September 30, 1995, as well as the number of lawsuits filed since 1993, have declined significantly from earlier periods.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 9 - (Continued) - Most of the suits and claims have been resolved by dismissal or settlement. In those suits that remain pending, direct defense costs are being paid out of insurance proceeds. Two actions have proceeded to trial against Hoover and resulted in jury verdicts against it. In one of these actions, judgment was entered in Hoover's favor by the court after a jury verdict against it and the plaintiff's petition to appeal the judgment entered in Hoover's favor was denied. In the other case, the judgment against Hoover was vacated and the case was settled with proceeds from insurance settlements.

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

     Hoover has recorded a receivable at September 30, 1995 (included in other assets) for approximately $12.7 million for the estimated proceeds and recoveries related to insurance matters discussed above and recorded an accrual for the same amount (included in other liabilities) for its estimated cost to resolve those matters not presently covered by existing settlements with insurance carriers and suppliers.

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

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995


Results of Operations
---------------------

     Net sales for the third quarter of 1995 totaled $207.1 million, a decrease of 5.4% over the same period in 1994. For the nine months ended September 30, 1995, net sales declined from $602.2 million to $566.9 million or 5.9% from the comparison period in 1994. The primary cause of the decline in sales was the Company's planned exit or de-emphasis of certain low margin products. Excluding these products, net sales were essentially even for the 1995 comparison periods. The Company's Windows, Doors and Siding businesses experienced a 7.5% increase in sales for the quarterly comparison periods. This increase was largely offset by lower dollar sales volume at the Company's Specialty Wood businesses which continue to the impacted by low lumber prices and lower volume at the Company's Distribution businesses.

     Gross profit, expressed as a percentage of sales, was 18.1% in the third quarter of 1995 compared with 21.3% for the same 1994 period. For the first nine months of 1995 gross profit was 16.9% as compared to 19.8% for the first nine months of 1994. The 1995 gross margins have been impacted by higher conversion costs, including costs related to the restructuring program such as training and moving costs, and new product manufacturing start-up costs. In addition, higher commodity costs, particularly PVC resin and glass had a negative impact on gross margins, as did declining lumber prices in the Company's Specialty Wood businesses.

     Selling, general and administrative expenses, as a percentage of sales, was 14.9% in the third quarter of 1995 compared with 13.8% for the same 1994 period. For the first nine months of 1995 selling, general and administrative expenses were 15.5% as compared to 14.8% for the first nine months of 1994. The increase is primarily due to the absorption of such expenses over lower sales levels. As reported selling, general and administrative expenses were essentially even for the comparison periods.

     Interest expense declined approximately $1.0 million for the first nine months of 1995 when compared to the first nine months of 1994 and was approximately the same for the quarterly comparison periods. Lower interest expense for the first nine months of 1995 resulted primarily from the conversion of the Company's 10% debentures into common stock on March 25, 1994.

     Investment and other income expense, net was $1.5 million for the nine months ended September 30, 1995 compared to $.4 million for the same period a year ago. The increase is primarily due to higher accounts receivable program costs due to an increase in the amount of receivables sold under this program.

     The Company's effective tax rate in the third quarter of 1995 was 47.9%, which compares with 34.9% in the third quarter of 1994. The effective tax rate for first nine months of 1995 and 1994 was 54.0% and 27.7%, respectively. The lower effective tax rates for the 1994 periods, which were used to compute the tax benefit on the losses of those periods, are primarily due the higher proportion of non-deductible amortization of goodwill to loss before income taxes and to certain state tax benefits related to the nonrecurring charge, which in accordance with the criteria set forth in Financial Accounting Standards Board Statement No. 109, were not recognized. The higher effective tax rates for the 1995 periods are affected by the higher proportion of non-deductible amortization of goodwill as compared to income before taxes. Furthermore, both nine month periods reflect revisions to the estimated annual rate which is expected to be applicable for the year.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995


Results of Operations (Continued)
---------------------------------

     During 1994 the Company commenced a restructuring program designed to improve its cost structure primarily through facilities consolidations and closures, abandonment of certain information systems and workforce reductions and accrued $29.1 million for these planned actions. Implementation of several initiatives included in the restructuring program have been delayed or have resulted in higher costs than originally anticipated. As a result the Company does not expect to realize the majority of the savings from full implementation of the restructuring program until 1996 and thereafter. As previously disclosed, however, there can be no assurance that the Company will realize any significant future savings.

     As a result of the aforementioned factors, the Company experienced lower levels of operating and net income for the quarterly and nine month comparison periods.

     The Company is taking a number of steps to improve operating results in the balance of 1995 and beyond. These actions include: implementation of a new information system at the Company's window businesses; aggressive procurement initiatives, particularly with regard to PVC resin and glass; elimination of costly consulting fees; reduction of administrative expenses; and the creation and implementation of new employee productivity programs.

     As a result of the actions outlined above, the Company believes that operating results for the next twelve months will show improvement from the comparison period.

Liquidity and Capital Resources
-------------------------------

     The Company used $9.4 million in cash from operations during the first nine months of 1995 principally as a result of costs related to restructuring activities.

     Significant investing activities during the first nine months of 1995 include capital expenditures of $23.3 million primarily incurred in the Company's Windows, Doors and Siding subsidiaries and costs associated with the Company's new information system.

     Significant financing activities in the first nine months of 1995 related to the net increase in revolving credit borrowings of $22.4 million used principally to finance the working capital and capital expenditures of the Company.

     The Company's current ratio improved to 2.7 to 1 at September 30, 1995 compared to 2.5 at December 31, 1994.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995



Liquidity and Capital Resources (Continued)
-------------------------------------------

     The Company has a revolving credit facility with a syndicate of twelve banks which provides financing through February 1999. Availability under this facility was approximately $55 million at September 30, 1995.

     The Company anticipates that internally generated funds from operations, existing cash balances and the Company's existing credit facility should be sufficient to satisfy its cash requirements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                              September 30, 1995
                          PART II - OTHER INFORMATION


All items are inapplicable except:

Item 1.   Legal Proceedings.

See Note 9 to the consolidated financial statements.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits:  Exhibit 27 - Financial Data Schedule

(b) Reports - Dated August 2, 1995, reporting that the Company engaged the investment banking firm of Bear, Stearns & Co. Inc. to explore strategic alternatives for the Company with the intent of maximizing shareholder value, including the possible sale of the Company. The Company does not expect to disclose developments with respect to its exploration of strategic alternatives unless and until it is in a position to announce a definitive transaction. Furthermore, no assurances can be given that the process will result in any specific transaction.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                              September 30, 1995


                              S I G N A T U R E S



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Ply Gem Industries, Inc.
                               ------------------------
                               (Registrant)



Date:  November 14, 1995       /s/ Herbert P. Dooskin
      ------------------       -----------------------------
                               Executive Vice President
                               Principal Financial Officer