Form 10-K405
period 1995-12-31
PLY GEM INDUSTRIES INC
filed 1996-04-01
CIK 79209

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                               ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1995.

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
      (STATE OR OTHER JURISDICTION                       (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


  777 THIRD AVENUE, NEW YORK, NEW YORK                         10017
    (ADDRESS OF PRINCIPAL EXECUTIVE                         (ZIP CODE)
                OFFICES)

       Registrant's telephone number, including area code (212) 832-1550

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS           ON WHICH REGISTERED
        -------------------         -----------------------
      Common Stock, $.25 par value  New York Stock Exchange

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No.    .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of the registrant, using the closing price which the registrant's voting stock was sold on such date, was $191,900,000 as of March 20, 1996.

  The number of shares outstanding of the registrant's common stock, $.25 par value was 14,460,173 as of March 20, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

        IDENTIFICATION OF DOCUMENT          PART INTO WHICH INCORPORATED
        --------------------------        --------------------------------
   Proxy Statement for Annual Meeting of
    Stockholders
    to be held on May 10, 1996            Part III Items 10, 11, 12 and 13

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

  Ply Gem Industries, Inc., a Delaware corporation ("Ply Gem", hereinafter with its subsidiaries referred to collectively as the "Company"), was originally incorporated in 1946 in New York and reincorporated in Delaware in 1987. The Company is a leading manufacturer and distributor of a wide range of specialty products for the home improvement industry. The Company believes that it is among the nation's largest manufacturers of wood windows, vinyl windows, vinyl siding and accessories and a major supplier of specialty wood and other related products. Each of the Company's ten wholly-owned subsidiaries and its one division have achieved a leading market position within their respective niches of the home improvement industry.

  The home improvement industry includes products designed for remodeling, repair and alteration of residential structures whether the work is performed by the homeowner (the "do-it-yourselfer" or "D-I-Y"), or by a professional contractor. Home improvement products, which in some cases are also used in new construction applications, are sold either through retailers or specialty wholesale distributors that in turn sell to retailers, contractors and builders. The success of the recently introduced warehouse home center format, such as that utilized by Home Depot, continues to change the traditional way in which home improvement products are sold.

  Ply Gem is strategically positioned to be the supplier of choice to major home centers, the fastest growing segment of the home improvement industry. Reflecting its broad product offering, national coverage and superior customer service, including its direct to retail distribution capability, the nation's largest retailers are increasingly turning to the Company to meet their strict service requirements across many product lines. Consequently, Ply Gem is attractively positioned for growth in sales and earnings as it further penetrates this rapidly expanding customer base and continues to broaden its product offerings.

  The Company's products are distributed through an extensive network which includes major retail home center chains, specialty home remodeling distributors, lumber and building products wholesalers, professional contractors and Company operated distribution centers. The products are marketed primarily in the United States through Company sales personnel and independent representatives.

  The Company operates predominantly in one business segment--Home Improvement Products. Prior to 1992, the Company reported in two industry segments, Home Improvement Products and Home Products. The operations of the latter segment, consisting of manufacturing and distribution of disposable paper vacuum cleaner bags, have become less significant over the past several years and as a result the Home Products operations are not material to an understanding of the Company's business taken as a whole.

  On August 2, 1995, the Company engaged the investment banking firm of Bear, Stearns & Co. Inc. to explore strategic alternatives for the Company, including the possible sale of the Company, with the intent of maximizing shareholder value. The Company does not expect to disclose developments with respect to its exploration of strategic alternatives unless and until it is in a position to announce a definitive transaction. Furthermore, no assurances can be given that the process will result in any specific transaction.

                           BUSINESSES OF THE COMPANY

  The Company's subsidiaries and division are categorized into four primary business groups: Windows, Doors and Siding; Specialty Wood Products; Distribution; and Home Products. Set forth below are the operating entities within each group and the year in which the entity was acquired by the Company. Ply*Gem Manufacturing is a division of the Company and constitutes the Company's original business.

                                                                          YEAR
                                                                        ACQUIRED
                                                                        --------
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

  SNE Enterprises, Inc.: SNE is a major manufacturer of wood windows, competing with companies such as Andersen Corporation, Marvin Windows and Doors and Pella Corporation. The Company believes that it is a leading supplier of wood windows which are sold directly to the major home centers and the fourth largest producer of wood windows in the United States.

  SNE manufactures a full line of wood, wood clad and vinyl windows and patio doors, glass and polycarbonate skylights, and wooden interior bifold doors and shutters. SNE's products are sold under the Crestline(R), Vetter(R), and Kenergy(R) brand names, as well as through numerous private label programs, to wholesale distributors, home centers and lumber yards. SNE's products are marketed to both the home improvement and new construction markets.

  Crestline(R) and Vetter(R) brand wood windows are available with primed, or clad exteriors, and offer innovative product features with a wide selection of options. A complete range of window styles include double hung, casement, awning, sliding, angle bay and bow windows. Specialty and custom windows are available in a wide variety of shapes and sizes. Patio doors are offered in traditional hinged, French hinged, sliding and French sliding designs.

  The new CrestWood(TM) Series of premium wood windows and patio doors combines the performance of an energy efficient, maintenance free solid vinyl exterior with the warmth and beauty of a natural pine interior that can be painted or stained, and is also available in three hardwood species. Most SNE products are available with insulated divided lite glass, a patented energy efficient replica of historically correct narrow mutten bar divided lite wood windows and patio doors.

  Introduced in late 1994, VinylCrest(TM), a complete line of solid vinyl windows, is available for replacement and new construction applications, in a full range of window styles. The introduction of this line of vinyl new construction windows gives SNE an important presence in what is believed to be the fastest growing niche in the window market. The new VinylCrest(TM) product line is a critical component of SNE's strategy to offer windows in all price points and market segments. In addition to an extremely broad line of standard windows and doors, its custom window factory can build nearly any shape and size window.

  SNE differentiates itself from its competition with a multiple brand strategy, multi-channels of distribution (with an emphasis on the home center market), an established distribution network utilizing custom design and manufacturing capabilities, and a superior field sales and service support network. SNE's ability to sell direct to this channel in full truck load and less than truck load quantities is tailored to the desires of large home center chains who prefer to purchase windows direct from the manufacturer. SNE is the only company in the United States to supply a full product line that includes primed and clad wood windows and patio doors, vinyl windows and patio doors and skylights under a single brand.

  The Company believes that SNE will continue to grow as its existing products gain market share due to improved brand recognition from cooperative and other advertising programs with its customers, and the introduction of new products such as CrestWood(TM) and VinylCrest(TM). Furthermore, SNE expects to enjoy continued growth as a result of its focus on the fastest growing segment of the industry, home centers and lumber yards, which will continue to generate an increasing share of industry sales.

  Currently, SNE's strongest market presence is in the Northeast and Midwest. SNE believes significant opportunity exists to expand geographically, particularly in the Southeast, Southwest, West Coast and export markets.

  Variform, Inc.: Variform is a manufacturer of vinyl siding, soffit, skirting and accessories, which are available in a wide variety of woodgrain, colors, price points and profiles. Its products are used in both remodeling and new construction applications and have captured an increasing share of the overall market for exterior siding materials (which includes wood, aluminum and masonry) due to its ease of installation, high performance, durability, low maintenance requirements and price stability as compared to alternative siding materials. Products are marketed principally to building material distributors, who in turn sell primarily to home centers and lumber yards, the fastest growing distribution channel for vinyl siding. The Company believes Variform is the leading supplier to home centers and lumber yards, and the third largest producer of vinyl siding in the United States.

  Vinyl siding is sold to either specialty wholesale distributors who, in turn, sell directly to remodeling contractors (one-step distribution), or to building materials distributors who sell to home centers and lumberyards who in turn sell to remodeling contractors and consumers (two-step distribution). While Variform sells through both channels of distribution, it focuses on the two step market, where management believes it is the dominant supplier to the major home center retailers and retail lumber yards. The Company believes that Variform is able to compete on favorable terms as a result of its broad distribution coverage, high quality innovative products, and production efficiency. Additionally, Variform is strongest in the retail segment of the market, which continues to grow at a rate that is faster that the overall market, as warehouse retailers continue to take business away from the traditional one-step market by offering remodeling contractors a "one-stop-shop" for all of their home improvement material needs.

  Great Lakes Window, Inc.: Great Lakes is a manufacturer of high quality, energy efficient and maintenance free vinyl windows and patio doors. Historically, Great Lakes focused only on the replacement segment of the vinyl window market. However, in response to the growing acceptance of standard size vinyl windows in new construction applications, Great Lakes introduced a new construction vinyl window in 1994.

  Great Lakes markets its products under the Great Lakes(R) Gold, PLY GEM(R) Premium, Uniframe(R), MC +(TM) and Duo Temp(TM) brand names. Great Lakes' window and patio door systems are available for both new construction and replacement applications. The new construction series is available in both standard and custom sizes. Replacement units are custom manufactured to exact specifications and include patented R-Core insulation within the frame. The Company believes it is among the largest suppliers of vinyl windows serving the replacement market in the United States.

  Products include single hung, double hung, casement, garden, sliding and awning windows, as well as hinged and sliding patio doors in the new construction and remodeling markets. Great Lakes offers a wide selection of products, including a variety of vinyl colors and interior woodgrains, several different grille styles and patterns and a wide assortment of glass options.

  Great Lakes' product lines feature fusion welded sash and frame corners which are guaranteed not to separate, leak air or water, or require maintenance. The Intercept(TM) warm edge glass spacer system is manufactured in one continuous piece, resulting in a stronger, more energy efficient insulated glass unit. A unique weather-stripping system ensures one of the lowest air infiltration ratings in the industry. Additionally, Great Lakes is the only vinyl window manufacturer to offer Easy Clean(TM) glass, providing an owner with a window which requires less cleaning. Great Lakes has pioneered other product innovations which differentiate its product line from other window manufacturers, including wood grain vinyl interiors available in three finishes, multi-point locking hardware, and sliding patio doors which utilize a proprietary tank type roller system.

  Great Lakes' replacement products are sold through specialty distributors and directly to large contractors. The new construction series is currently being sold under a private label program and to a select number of Great Lakes' dealer distributors. Great Lakes' multiple brand approach has allowed it to achieve maximum penetration in a given geographic area, by offering dealer distributors individual brands on an exclusive basis. Great Lakes relies on a highly trained Company sales force that is among the most effective in the industry.

  The Company believes that Great Lakes is able to compete successfully due to the breadth and quality of its product offering and its merchandising support.

  Richwood Building Products, Inc.: Richwood is a manufacturer of a broad line of injection molded siding accessories for the remodeling and new construction markets. Siding accessories include blocks, which allow for the flush mounting of items like light fixtures to the exterior of a home, and gable vents that provide attic ventilation. The products are sold through a network of manufacturers representatives and directly to home centers, lumberyards and wholesale distributors of building materials, electrical and plumbing products. Richwood is the only manufacturer of siding accessories to offer a color selection that matches the colors offered by most, if not all, major manufacturers of vinyl siding.

SPECIALTY WOOD PRODUCTS

  Hoover Treated Wood Products, Inc.: Hoover is a leading producer of pressure treated wood products, offering a full range of preservative and fire retardant treated lumber and plywood products which are marketed to distributors, home centers, cooperative buying groups and lumber yards for use generally in residential decking and commercial construction applications. Its products include lumber and plywood which have been treated for fire retardancy and for protection against moisture and insect infestation.

  Sagebrush Sales, Inc.: Sagebrush is a manufacturer and distributor of specialty lumber and related building products serving the home improvement and building materials market principally in the Southwest.

  Ply*Gem Manufacturing is a manufacturer of decorative pre-finished wall coverings and is a distributor of ceramic marble, porcelain tile and wood and melamine shelving, as well as many other products sold to home centers and lumber yards.

  Continental Wood Preservers, Inc .: Continental is a Midwestern manufacturer of pressure treated wood products for home improvement retailers and lumberyards in the Midwest.

  While the specialty wood products industry is very competitive, the Company believes it is able to compete effectively by providing superior customer service, outstanding quality, and wherever possible, proprietary products. The companies within the group focus on high margin, niche markets within the broader defined wood products industry which tends to be commodity driven. Its products are sold through home center retailers and wholesalers of building materials. The Company believes that growth of this segment of its business will result from continued expansion of its share of the home center market.

DISTRIBUTION

  Allied Plywoood Corporation: Allied is a national distributor of a broad range of high end specialty wood and wood related products, including hardwood plywood, melamine and other laminated board products, hardwood lumber, high pressure laminate (HPL), solid surface materials and cabinet hardware. Allied is a leading importer of specialty wood panels from all over the world, including Baltic Birch(R) from Russia. Allied's customers are industrial woodworkers, including cabinet manufacturers, architectural millworkers, and manufacturers of store fixtures, furniture, and signs and exhibits. Allied sells its products through an extensive network of twelve company operated warehouse facilities and utilizes numerous public warehouses located in various major port cities. Sales are generated by a well trained and experienced sales force.

  Allied differentiates itself from its competitors, which primarily include local independent distributors, by its superior customer service, geographic coverage and breadth of product line. As a result, it has become a preferred distributor of many products, selling them on an exclusive, or limited exclusive, basis.

  The Company believes that Allied's future growth will be from the introduction of new products, and expansion of its customer base. Allied recently began to penetrate the retail home center market with some of its products and, the Company believes, will increase its sales to that industry segment.

  Goldenberg Group, Inc.: Goldenberg is a West Coast manufacturer and distributor of furniture components, laminates and board products to furniture manufacturers and other original equipment manufacturers, building material retailers and wholesalers. In addition to distribution of wood products, Goldenberg is capable of laminating vinyl and paper on almost any core material. As a large manufacturer and distributor of high quality, cost efficient products for the furniture, ready-to-assemble, cabinet and building industries, Goldenberg specializes in providing custom laminations to industrial customers that meet almost any specification.

HOME PRODUCTS

  Studley Products, Inc.: Studley is a manufacturer of disposable paper vacuum cleaner bags and related floor care products. Studley's products are sold to manufacturers of vacuum cleaners, mass merchandisers and other retailers and recently to the retail home center market and other retailers.

  Even though the market is very competitive, Studley is able to compete on the basis of its technical expertise in the design and manufacture of its products. In 1994, Studley introduced an innovative new vacuum cleaner bag that is able to capture pollen and other allergy causing bacteria through the use of such high performance materials. The continued introduction of new products and the fact that many consumers are now likely to own more than one vacuum cleaner are expected to provide opportunities for future growth.


PRODUCTION AND FACILITIES

  The Windows, Doors and Siding group operates eleven manufacturing and warehouse facilities in the United States and one in Canada.

  SNE's manufacturing process of wood windows and patio doors involves cutting and shaping of components that are assembled with high speed tools. Manufacturing begins with the receipt of cutstock, which is inspected for quality and then machined (tenoning and molding). After a part has been machined, it is sent to a dip process which treats the wood with a preservative to make it more resistant to damage from moisture. Then the part may be toned or painted, depending on the requirements of a specific order, and dried, palletized and readied for delivery into the various assembly areas. On a just-in-time basis, insulated glass is fabricated upon the receipt of an order beginning with the cutting of raw sheet glass by a computerized glass cutter which optimizes yield and reduces costly scrap. The necessary wood parts are then pulled from inventory and sash frames and unit frames are assembled and finished with appropriate cladding and hardware. The finished sash is then installed into the assembled frame, at which time product labels and optional parts, such as screens, are attached to the finished unit. In 1994, the Company closed three window assembly and distribution facilities and consolidated these operations into its main facility in Mosinee, Wisconsin.

  Variform's vinyl siding is produced by an extrusion process which forms siding through various dies from certain resin compounds, primarily polyvinyl chloride ("PVC"). PVC resin is received by rail car and is unloaded into a storage silo in staging for blending. The blending operations are a state-of-the-art, computer-controlled operation where PVC resin and other ingredients, such as stabilizers and processing aids, are blended to give a highly-consistent feedstock for the extrusion process. A variety of capstocks and a substrate are blended in this operation and stored in intermediate silos ready for draw down into the extrusion process. The extrusion process draws blended feedstock to each production line via pneumatic conveying systems. The polymer extruded from the co-extrusion process passes through an embossing roll to imprint the desired woodgrain pattern, then passes through post-form tooling and a water bath to give the panel its desired shape.

  Siding accessories are manufactured through an injection molding process using proprietary mold designs and polypropylene. The polypropylene is vacuum fed from containers to injection molding machines.

  Insulated vinyl framed replacement windows are manufactured, using a patented process, from insulated glass and vinyl extrusions. The vinyl lineals are cut to requirements and welded together to create sash and unit frames. Hardware is then added and the product is prepared for shipping.

  The Specialty Woods Group operates eight production and warehouse facilities in the United States. The treatment process of wood products generally involves vacuum pressure impregnation of chemicals into the wood in an enclosed vessel to ensure thorough penetration to meet industry and government standards. Some of the wood is kiln dried after treatment to remove moisture imparted during the pressure impregnation process, providing a clean, dry and easily handled product. The Company's high-speed laminating production facilities in Gloucester City, New Jersey afford flexibility in laminating paper and vinyl to various substrate materials. Furniture components are manufactured from particle board or fiberboard which is machined to customer specifications. Several unique proprietary processes are employed to manufacture these products efficiently. Specialty lumber products, including siding, decking and paneling are manufactured by the Company in three facilities with a combined annual production capacity in excess of 100 million board feet.

  The Distribution Group operates fourteen distribution centers located primarily in the East and utilizes numerous public warehouses located in various major port cities.

  Disposable paper vacuum cleaner bags are manufactured at one facility in the United States and one in Canada. Disposable paper vacuum cleaner bags are manufactured on highly automated equipment, the major part of which was designed and built by the Company. The Company is continuously engaged in designing vacuum cleaner bags for new vacuum cleaner models.

RAW MATERIALS

  The principal raw materials used in the manufacture of the Company's products are PVC, polypropylene, glass, vinyl extrusions, particle board, fiberboard, plywood, various species of lumber such as pine, spruce, lauan, hemlock and fir, various chemicals, filter paper, woven and non woven fabric, and paper.

  The Company purchases its raw materials from a large number of domestic and international sources. The Company believes that there are alternative sources of supply in the event of its inability to purchase from its present suppliers.

  The Company has a procurement strategy whereby it attempts to reduce the total cost of materials and services by integrating suppliers into the supply chain and leveraging purchasing power through joint buying programs.

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

  Hoover and Continental maintain a steady backlog of firm orders to be filled in an amount representing approximately 6% of its annual sales. Distribution consists of warehouse operations where orders are filled from stock and where there is no significant backlog.

EMPLOYEES

  At December 31, 1995 approximately 3,700 persons were employed by the Company. Approximately 1,400 of such employees are covered by collective bargaining agreements which expire at various times over the next three years. The Company has not had any significant work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES.

  The Windows, Doors and Siding group operates eleven manufacturing and warehouse facilities in the United States and one in Canada ranging in size from approximately 19,000 square feet to 660,000 square feet. Of these facilities, six are owned, and six are leased under net leases that expire at various dates through 2017. The group's manufacturing facilities operated at ranges of approximately 60% to 85% of capacity during 1995.

  The Specialty Woods Group operates eight manufacturing and warehouse facilities in the United States ranging in size from approximately 20,000 square feet to 200,000 square feet. Of these facilities, six are owned and two facilities are leased under net leases that expire at various dates through 2001. The group's manufacturing facilities operated at ranges of approximately 50% to 90% of capacity during 1995.

  Distribution operates fourteen facilities located primarily in the East ranging in size from approximately 16,000 square feet to 257,000 feet. Two facilities are owned, and twelve facilities are leased under leases that expire at various dates through 2005.

  Home Products has one manufacturing facility (approximately 160,000 square feet) in the United States and one (approximately 39,000 square feet) in Canada. These facilities are leased by the Company under leases that expire in 2007. The facilities operated at ranges of approximately 50% of capacity during 1995.

  The Company's building, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for current and future production requirements.

  The Company's executive offices are located at 777 Third Avenue, New York, New York and consist of 14,700 square feet of office space which is leased through 1999.

ITEM 3. LEGAL PROCEEDINGS.

  Hoover, a wholly-owned subsidiary of Ply Gem, is a defendant in a number of commercial lawsuits alleging property damage caused by alleged defects in certain pressure treated interior wood products. Hoover has not manufactured or sold these products since August, 1988. Sales of this product constituted less than 3% of total sales of Ply Gem and its subsidiaries on a consolidated basis during the period January 1, 1984 through December 31, 1990. The number of lawsuits pending, as of December 31, 1995, as well as the number of lawsuits filed since 1993, have declined significantly from earlier periods. Most of the suits have been resolved by dismissal or settlement. A purported class action on behalf of certain Maryland homeowners was dismissed in November, 1995, when the Maryland Court of Appeals, the State's highest court, found that the homeowners had no viable claims against Hoover. In those suits that remain pending, direct defense costs are being paid out of insurance proceeds. Two actions have proceeded to trial against Hoover and resulted in jury verdicts against it. In one of these actions, judgment was entered in Hoover's favor by the court after a jury verdict against it and the plaintiff's petition to appeal the judgment entered in Hoover's favor was denied. In the other case, the judgment against Hoover was vacated and the case was settled with proceeds from insurance settlements.

  Hoover and Ply Gem have engaged in litigation with some of their insurers regarding coverage for these lawsuits and claims. Hoover has settled its coverage claim with a majority of its insurers and is negotiating settlements with others. Hoover and Ply Gem believe they have meritorious claims for coverage from their remaining unsettled insurers and are seeking declaratory judgments confirming such coverage. The proceeds from settled insurance claims, along with the proceeds from a settlement of claims by Hoover against certain suppliers of materials used by it in the production of treated wood, are available for the settlement of the underlying property damage actions. Ply Gem believes that Hoover's remaining coverage disputes will be resolved within the next two years on a satisfactory basis and a substantial amount of additional coverage will be available to Hoover. In reaching this belief, it has analyzed Hoover's insurance coverage, considered its history of successful settlements with primary and excess insurers and consulted with counsel.

  Hoover and Ply Gem are vigorously defending the underlying lawsuits which cannot be resolved on a reasonable basis and believe that they have meritorious defenses to those suits including, in the case of Ply Gem, the defense that it has been improperly joined, as it did not manufacture or market the Hoover products at issue, and is not legally liable for the damage allegedly caused by them.

  In evaluating the effect of the lawsuits, which Hoover expects to discharge over the next four years, and its anticipated additional insurance recoveries, Hoover and Ply Gem have considered a number of factors including: the number and exposure posed by the pending lawsuits; the significant decline in the number of lawsuits filed in 1994 and 1995; the availability of various legal defenses, including statutes of limitations; the existence of settlement protocols; an agreement indemnifying Hoover as to certain past and future claims; and Hoover's experience to date in settling with its insurance companies and the likely availability of proceeds from additional insurance. Based on its evaluation, the Company believes that the ultimate resolution of the lawsuits and the insurance claims will not have a material effect upon the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

  No matters were submitted to a vote of security-holders during the fourth quarter of 1995.

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

                                         1995                     1994
                               ------------------------ ------------------------
QUARTER                         HIGH     LOW   DIVIDEND  HIGH     LOW   DIVIDEND
- -------                        ------- ------- -------- ------- ------- --------
First......................... $21 1/4 $17 1/8   $.03   $25 5/8 $17 1/2   $.03
Second........................  18 3/4    15      .03    23 5/8  19 1/2    .03
Third.........................    19      15      .03    23 1/2  18 3/4    .03
Fourth........................  19 1/8  15 5/8    .03    23 1/4    17      .03

  The Company has paid cash dividends on its Common Stock since 1976 and presently pays quarterly dividends at the annual rate of $.12 per share.

  The Company's revolving credit facility has limitations on the annual amounts of the Company's dividends. Under the most restrictive provision, at December 31, 1995, approximately $2,900,000 was available for the payments of dividends in 1996.

  The number of stockholders of record of the Company's common stock as of March 20, 1996 was approximately 2,800.

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

                                 1995 (1)  1994(2)     1993     1992     1991
                                 --------  -------     ----     ----     ----
INCOME STATEMENT DATA
- ---------------------               (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Net sales...................... $741,394  $796,419  $722,660 $623,182 $561,550
 Net income (loss)..............   (7,402)   (8,531)    9,650    6,306    4,039
 Net income (loss) per share....     (.51)     (.62)      .75      .56      .39
BALANCE SHEET DATA:
 Total assets................... $324,990  $345,569  $344,944 $313,997 $281,124
 Long-term debt.................   93,135    79,501    92,898   62,451   57,996
 Capital lease obligations......    7,106     7,159     7,166    7,215      105
 Convertible subordinated deben-
  tures.........................      --        --     50,000   50,000   50,000
 Stockholders' equity...........  144,485   161,636   128,942  118,439  111,349
 Dividends per common share.....      .12       .12       .12      .12      .12

- --------
(1) Results include a pretax charge of $12.0 million related to the write-down of long-lived assets.
(2) Results include a nonrecurring pretax charge of $41.0 million, related to employee severance, facility consolidations and closures and asset writedowns.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

RESTRUCTURING UPDATE

  As further described in Note 2 to the consolidated financial statements, the Company commenced a restructuring program during 1994 designed to improve its cost structure primarily through facilities consolidations and closures, abandonment of certain information systems and workforce reductions, and has recorded $29.1 million for these actions. Implementation of several initiatives included in the restructuring program have been delayed or have resulted in higher costs than originally anticipated, primarily in the Company's window subsidiaries, and to a lesser extent, in its distribution businesses, which offset the aggressive cost cutting actions implemented by the Company. As a result the Company does not expect to realize the majority of the savings from full implementation of the restructuring program until 1996 and thereafter. As previously disclosed, however, there can be no assurance that the Company will realize any significant future savings.

  The cash outlays with respect to the restructuring program during 1995 of approximately $10 million relate primarily to severance costs, lease termination expenses and costs associated with the abandonment of certain information systems. Noncash writedowns relate primarily to fixed asset and inventory write-offs in connection with the closing or consolidation of facilities. Remaining cash outlays relate primarily to work-force related activities and are expected to total approximately $7.6 million of which approximately $4.5 million will be expended in 1996.

WRITE-DOWN OF LONG-LIVED ASSETS

  As more fully described in Note 5 to the consolidated financial statements, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" during the fourth quarter of 1995. Adoption of SFAS No. 121 required a non-cash pre-tax write-down of certain long-lived assets of approximately $12.0 million. Future depreciation and amortization of these assets will be reduced by approximately $2 million annually.

NET SALES

  Net sales for the year ended December 31, 1995 totaled $741.4 million, a decrease of 6.9% over 1994 net sales of $ 796.4 million. The primary cause of the decline in sales was the Company's planned discontinuance or de-emphasis of certain low margin products. Excluding these products, net sales declined approximately 1.8% for the comparison period. The Company's Windows, Doors and Siding businesses experienced sales growth of approximately $10.4 million during 1995 as unit sales increases in the Company's vinyl siding and vinyl window businesses were partially offset by a decline in unit volume in the Company's wood window business. The 1995 sales growth in the Company's Windows, Doors and Siding businesses was offset by both lower sales volume at the Company's Specialty Wood businesses, which continue to be impacted by low framing lumber prices, and lower volume at the Company's Distribution businesses.

  Net sales for the year ended December 31, 1994 were $796.4 million, which represents a 10.2% increase over 1993 net sales of $722.7 million. The 1994 sales growth was driven by the Company's Windows, Doors and Siding subsidiaries which experienced a 14% increase in sales. Increased market penetration and new products helped fuel this growth. Of the total net sales increase in 1994, approximately 6% is attributable to increases in unit volume and the remainder to increases in average selling prices.

GROSS PROFIT

  Gross profit, expressed as a percentage of net sales, was 16.7% in 1995, compared with 19.3% in 1994 and 19.1% in 1993. The 1995 gross margins have been impacted by higher conversion costs, including costs related to the restructuring program such as training and moving costs but not classified as such, product mix, and new product manufacturing start-up costs. In addition, higher commodity costs, particularly PVC resin and glass (which are used in the manufacture of siding and windows), had a negative impact on gross margins, as did declining framing lumber prices in the Company's Specialty Wood businesses and lower absorption of fixed manufacturing costs in the Company's Distribution business.

  Gross profit in 1994 was also impacted by higher commodity costs, particularly PVC resin and glass. However, improved labor productivity, lower conversion costs and the absence of new plant start-up costs (incurred in 1993) offset these higher costs and resulted in a modest improvement in gross profit during 1994 as compared to 1993.

  The Company's results of operations are affected by fluctuations in the market prices of wood products used as raw materials in its various manufacturing operations. Over the years, the Company has experienced significant fluctuations in the cost of wood products from primary suppliers. A variety of factors over which the Company has no control, including environmental regulations, weather, economic conditions and natural disasters, impact the cost of wood products. The Company anticipates that these fluctuations will continue in the future. Although the Company attempts to increase sales prices of its products in response to higher wood products costs, such sales prices often lag behind the escalation of the cost of raw materials in question. While the Company intends to increase prices in a timely manner to cover possible increases in the cost of wood products, its ability to do so may be limited by competitive or other factors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses, as a percentage of net sales, were 15.3% in 1995 as compared to 14.7% in 1994 and 15.4% in 1993. The percentage increase for the 1995 comparison to 1994 is primarily due to the absorption of such expenses over lower sales levels. In absolute dollars, selling, general and administrative expenses declined by $3.9 million in 1995 compared to 1994 primarily due to lower amortization of intangibles, lower employment costs related in part to the reduction in workforce and lower incentive compensation expense.

  The percentage decrease in 1994 compared to 1993 is primarily attributable to a lower provision for bad debts, certain administrative and functional consolidations and workforce reductions, partially offset by employment costs associated with the creation of new positions in purchasing, executive management, information systems, total quality management and marketing.

INCOME FROM OPERATIONS

  Income from operations, excluding the write-down of long-lived assets in 1995 and nonrecurring charges in 1994, was $10.5 million in 1995 compared to $36.9 million in 1994 and $26.8 million in 1993. The lower levels of operating income were a result of the aforementioned factors.

  The Company is taking a number of steps to improve operating results in 1996 and beyond. These actions include: implementation of a new systems at the Company's window businesses; aggressive procurement initiatives, particularly with regard to vinyl profiles and glass; elimination of costly consulting fees; reduction in administrative costs, including the closure of an administrative facility; and, realization of fixed cost reductions from the completion of facility consolidations and headcount reductions.

INTEREST EXPENSE

  Interest expense was $6.6 million in 1995 compared to $7.5 million in 1994 and $10.1 million in 1993. The decline in interest expense in 1995 and 1994 resulted from the conversion of the Company's 10% Convertible Subordinated Debentures into common stock during March 1994, partially offset by higher average debt balances and higher interest rates experienced during 1995 and 1994.

OTHER INCOME (EXPENSE)

  The increase in other income (expense) of $1.8 million for the 1995 comparison period, primarily relates to higher accounts receivable program costs due to an increase in the average amount of receivables sold under this program during 1995 as compared to 1994. Other income (expense) in 1994 includes the costs associated with the sale of accounts receivables program, partially offset in 1993 by a gain resulting from an involuntary conversion of property.

INCOME TAXES

  The effective income tax rate (benefit in 1995 and 1994) was 27.9% in 1995, 28.6% in 1994 and 44.8% in 1993. The lower tax benefit in 1995 is due to the proportionately higher amount of non-deductible goodwill amortization in 1995 as compared to the loss before taxes than such comparison in 1994.

  The lower tax rate in 1994 compared to 1993 is due to factors discussed in the preceding sentence and certain state tax benefits relating to the nonrecurring charge which, in accordance with the criteria set forth in SFAS No. 109, were not recognized.

NET INCOME

  Net income, before the aforementioned nonrecurring charges and write-down of long-lived assets, decreased to $.2 million in 1995 from $17.2 million in 1994. Net income was $9.7 million in 1993. The factors cited above were responsible for the decline in operating results of the Company.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has a revolving $200 million credit facility with a syndicate of twelve banks which provides financing through February 1999. Availability under this facility was $58 million at December 31, 1995.

  The table below summarizes the Company's cash flow from operating, investing and financing activities as reflected in the Consolidated Statements of Cash Flows.

                                                            1995   1994   1993
                                                           ------  -----  -----
                                                             (IN MILLIONS)
Cash provided by (used in)
  Operating activities.................................... $ 11.1  $48.8  $ 4.7
  Investing activities....................................   26.2)  19.9)  11.0)
  Financing activities....................................    8.8  (27.0)  16.9
                                                           ------  -----  -----
  Net increase (decrease) in cash and cash equivalents.... $ (6.3) $ 1.9  $10.6
                                                           ======  =====  =====

OPERATING ACTIVITIES

  Cash flow provided from operations was $11.1 million in 1995, compared to $48.8 million provided in 1994.

  The decrease in cash from operations resulted primarily from lower operating results, cash used for the restructuring program and an increase in notes receivable.

  The Company's working capital requirements for inventory and accounts receivable are impacted by changes in raw material costs, the availability of raw materials, growth of the Company's business and seasonality. As a result, such requirements may fluctuate significantly.

INVESTING ACTIVITIES

  Investing activities of the Company during the discussion periods primarily consist of acquisition of property, plant and equipment.

  Capital expenditures were $27.8 million in 1995 compared to $23.0 million in 1994 and $20.5 million in 1993. Approximately $9.9 million and $4.3 million was incurred in 1995 and 1994 respectively, in connection with the design and development of the Company's new information systems. The remaining outlays in 1995 were for machinery and equipment used to expand capacity and improve productivity. The Company expects to incur approximately $16 million in 1996 for capital expenditures.

  Capital expenditures provide a basis for future growth. The acceptability of a capital project is based on many factors, including its discounted cash flow, return on investment and projected payback period. Management expects that its capital expenditure program will continue at a level sufficient to support the strategic and operating needs of the Company's operating subsidiaries.

FINANCING ACTIVITIES

  During 1995, the Company increased bank debt by $13.6 million primarily to fund capital expenditures. In the fourth quarter of 1994, the Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. Repurchases for 1995 were 292,000 shares with a total purchase price of approximately $5.0 million. The Company is expected to continue its buy-back program during 1996 subject to market conditions.

BALANCE SET ANALYSIS

  The capitalization of the Company (long-term debt plus stockholders' equity) was $244.7 million at December 31, 1995. The ratio of debt to capitalization was 41% at December 31, 1995, as compared to 35% at December 31, 1994 reflecting the increase in bank debt during 1995 and the net loss incurred.

  The Company's working capital was $104.7 million at December 31, 1995 compared to $110.5 million at December 31, 1994. The current ratio was 2.8 at December 31, 1995, compared to 2.5 at December 31, 1994. The decrease in working capital was the result of a decrease in current assets of $23.0 million from December 31, 1994 to December 31, 1995 and a decrease in current liabilities of $17.2 million during the same period. The decrease in current assets at December 31, 1995 compared to December 31, 1994 resulted primarily from lower inventories due to the implementation of inventory reduction programs and lower accounts receivable as a result of lower sales volume during the fourth quarter of 1995 compared to the same period in 1994. The decrease in current liabilities from December 31, 1994 to December 31, 1995 was due primarily to the reduction in restructuring accrual as a result of cash payments in 1995.

  In 1995 the Company increased its outstanding borrowings by a net total of $14.0 million compared to reducing its borrowings by a net total of $14.9 million in 1994. In 1995 borrowings were used to finance capital expenditures and working capital needs of the Company.

  The Company will continue to have cash requirements to support working capital needs, pay interest, fund the balance of the restructuring program and fund capital expenditures. In order to meet these cash requirements, the Company intends to use internally generated funds and, if necessary, borrowings from its credit facility. Management believes cash generated from these sources will be adequate to meet the Company's cash requirements over the next 12 months.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
        (THE INDEX TO CONSOLIDATED FINANCIAL STATEMENTS IS INCORPORATED
            BY REFERENCE IN ITEM 14(A) OF PART IV OF THIS FORM 10-K)

                                                                           PAGE
                                                                           ----
Report of Independent Certified Public Accountants........................  15
Financial Statements
  Consolidated Balance Sheets at December 31, 1995 and 1994...............  16
  Consolidated Statements of Operations for the Three Years Ended December
   31, 1995...............................................................  17
  Consolidated Statements of Stockholders' Equity for the Three Years
   Ended December 31, 1995................................................  18
  Consolidated Statements of Cash Flows for the Three Years Ended December
   31, 1995...............................................................  19
  Notes to Consolidated Financial Statements..............................  20
Quarterly Data............................................................  31

                                                                          [LOGO]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
 Ply Gem Industries, Inc.

  We have audited the accompanying consolidated balance sheets of Ply Gem Industries, Inc. and Subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ply Gem Industries, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          Grant Thornton LLP

New York, New York
March 6, 1996

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                        DECEMBER 31,
                                                  -------------------------
                                                      1995         1994
                                                      ----         ----
                     ASSETS
Cash and cash equivalents.......................  $  8,107,000 $ 14,403,000
Accounts receivable, net of allowance of
 $4,511,000; $6,353,000 in 1994.................    33,020,000   42,243,000
Inventories.....................................    96,228,000  103,089,000
Prepaid and deferred income taxes...............    15,714,000   17,426,000
Other current assets............................     9,194,000    8,070,000
                                                  ------------ ------------
    Total Current Assets........................   162,263,000  185,231,000
Property, plant and equipment--at cost, net.....    81,832,000   77,084,000
Patents and trademarks, net of accumulated amor-
 tization of $8,971,000; $7,825,000 in 1994.....    15,334,000   16,464,000
Intangible assets, net..........................    15,507,000   16,586,000
Cost in excess of net assets acquired, net......    23,081,000   24,647,000
Other assets....................................    26,973,000   25,557,000
                                                  ------------ ------------
    Total Assets................................  $324,990,000 $345,569,000
                                                  ============ ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses...........  $ 40,455,000 $ 46,778,000
Accrued restructuring...........................     4,480,000   13,413,000
Accrued payroll and commissions.................     7,790,000   10,539,000
Accrued insurance...............................     4,400,000    3,523,000
Current maturities of long-term debt and capital       458,000      480,000
 leases.........................................  ------------ ------------
    Total Current Liabilities...................    57,583,000   74,733,000
Long-term debt..................................    93,135,000   79,501,000
Capital leases..................................     7,106,000    7,159,000
Other liabilities...............................    22,681,000   22,540,000
Stockholders' equity                                       --           --
  Preferred stock, $.01 par value; authorized
  5,000,000 shares; none issued Common stock,
   $.25 par value; authorized 60,000,000 shares;
   issued 17,463,072 shares; 17,296,195 shares
   in 1994......................................     4,366,000    4,324,000
Additional paid-in capital......................   148,618,000  146,967,000
Retained earnings...............................    53,246,000   62,397,000
                                                  ------------ ------------
Less
  Treasury stock--at cost (3,015,311 shares;
   2,745,319 shares in 1994)......................  55,676,000   50,954,000
  Unamortized restricted stock and note receiv-      6,069,000    1,098,000
   able.........................................  ------------ ------------
    TOTAL STOCKHOLDERS' EQUITY..................   144,485,000  161,636,000
                                                  ------------ ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..  $324,990,000 $345,569,000
                                                  ============ ============

        The accompanying notes are an integral part of these statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             YEARS ENDED DECEMBER 31,
                                      ----------------------------------------
                                          1995          1994          1993
                                      ------------  ------------  ------------
Net sales............................ $741,394,000  $796,419,000  $722,660,000
Cost of goods sold...................  617,620,000   642,337,000   584,271,000
                                      ------------  ------------  ------------
  Gross profit.......................  123,774,000   154,082,000   138,389,000
Selling, general and administrative
 expenses............................  113,276,000   117,184,000   111,560,000
Write-down of long-lived assets......   11,950,000           --            --
Nonrecurring charges.................          --     40,962,000           --
                                      ------------  ------------  ------------
  Income (loss) from operations......   (1,452,000)   (4,064,000)   26,829,000
Interest expense.....................   (6,649,000)   (7,479,000)  (10,056,000)
Other income (expense)...............   (2,161,000)     (406,000)      708,000
                                      ------------  ------------  ------------
  Income (loss) before income taxes..  (10,262,000)  (11,949,000)   17,481,000
Income tax provision (benefit).......   (2,860,000)   (3,418,000)    7,831,000
                                      ------------  ------------  ------------
  Net Income (loss).................. $ (7,402,000) $ (8,531,000) $  9,650,000
                                      ============  ============  ============
Earnings (loss) per share............
  Primary............................       $(0.51)        $(.62)         $.76
  Fully diluted......................        (0.51)         (.62)          .75
                                      ------------  ------------  ------------
Weighted average number of shares
 outstanding.........................
  Primary............................   14,445,000    13,870,000    14,217,000
  Fully diluted......................   14,445,000    13,870,000    14,217,000
                                      ------------  ------------  ------------

        The accompanying notes are an integral part of these statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               THREE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                              COMMON STOCK                                    TREASURY STOCK
                          ---------------------                            ----------------------
                            NUMBER               ADDITIONAL                 NUMBER
                              OF                  PAID-IN      RETAINED       OF
                            SHARES     AMOUNT     CAPITAL      EARNINGS     SHARES      AMOUNT
                          ---------- ---------- ------------  -----------  ---------  -----------
Balance at January 1,
 1993...................  11,550,819 $2,887,000 $ 61,014,000  $64,249,000    831,122  $ 8,262,000
Cash dividends on common
 stock ($.12 per share).                                       (1,298,000)
Exercise of employee
 stock options..........     321,690     81,000    2,591,000                  87,356    1,185,000
Tax benefit arising from
 exercise of stock
 options................                             210,000
Contribution of treasury
 stock to employee
 profit sharing trust...                              42,000                  (5,600)     (58,000)
Other...................                             149,000                  (2,805)     (27,000)
Net income..............                                        9,650,000
                          ---------- ---------- ------------  -----------  ---------  -----------
Balance at December 31,
 1993...................  11,872,509  2,968,000   64,006,000   72,601,000    910,073    9,362,000
Cash dividends on common
 stock ($.12 per share).                                       (1,673,000)
Exercise of employee
 stock options..........   2,672,318    668,000   23,423,000               1,197,241   29,465,000
Tax benefit arising from
 exercise of stock
 options................                           9,962,000
Conversion of
 debentures.............   2,751,328    688,000   48,379,000
Purchase of treasury
 shares.................                                                     640,700   12,175,000
Other...................          40        --     1,197,000                  (2,695)     (48,000)
Net loss................                                       (8,531,000)
                          ---------- ---------- ------------  -----------  ---------  -----------
Balance at December 31,
 1994...................  17,296,195  4,324,000  146,967,000   62,397,000  2,745,319   50,954,000
Cash dividends on common
 stock ($.12 per share).                                       (1,749,000)
Exercise of employee
 stock options..........     166,872     42,000    1,494,000                  30,580      573,000
Tax benefit arising from
 exercise of stock
 options................                             174,000
Shares held for
 distribution to
 employee profit sharing
 trust..................                                                     (52,500)    (819,000)
Purchase of treasury
 shares.................                                                     292,000    4,955,000
Other...................           5        --       (17,000)                    (88)      13,000
Net loss................                                       (7,402,000)
                          ---------- ---------- ------------  -----------  ---------  -----------
Balance at December 31,   17,463,072 $4,366,000 $148,618,000  $53,246,000  3,015,311  $55,676,000
 1995...................  ========== ========== ============  ===========  =========  ===========

        The accompanying notes are an integral part of these statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  YEARS ENDED DECEMBER 31,
                          ------------------------------------------------------------------------------
                                    1995                       1994                      1993
                          -------------------------  -------------------------  ------------------------
CASH FLOWS FROM OPERAT-
 ING ACTIVITIES:
Net income (loss).......               $ (7,402,000)              $ (8,531,000)              $ 9,650,000
Adjustments to reconcile
 net income (loss) to
 net cash provided by
 operating activities:
 Depreciation and amor-
  tization..............  $14,171,000                $13,385,000                $12,166,000
 Write-down of long-
  lived assets..........   11,950,000                        --                         --
 Nonrecurring charges
  net of cash payments
  of $5,223,000.........          --                  35,739,000                        --
 Deferred taxes.........    3,644,000                 (8,067,000)                (1,782,000)
 Provision for doubtful
  accounts..............    1,505,000                    874,000                  4,642,000
 Changes in assets and
  liabilities Accounts
  receivable............    8,333,000                 10,515,000                (16,720,000)
 Inventories............    6,861,000                  5,575,000                (10,325,000)
   Prepaid expenses and
    other current
    assets..............   (3,845,000)                 1,459,000                   (423,000)
   Accounts payable and
    accrued
    expenses............   (8,195,000)                 3,860,000                  4,768,000
   Income taxes payable.          --                  (4,902,000)                (1,535,000)
   Restructuring........  (10,608,000)                       --                         --
   Other assets.........   (5,305,000)   18,511,000   (1,061,000)   57,377,000    4,273,000   (4,936,000)
                          -----------  ------------  -----------  ------------  -----------  -----------
   Net cash provided by
    operating
    activities..........                 11,109,000                 48,846,000    4,714,000
                                       ------------               ------------  -----------
CASH FLOWS FROM INVEST-
 ING ACTIVITIES:
 Additions to property,
  plant and
  equipment.............                (27,827,000)               (23,046,000)              (20,519,000)
 Funds used for con-
  struction.............                        --                   1,327,000                 7,721,000
 Proceeds from proper-
  ty, plant and equip-
  ment disposals........                    799,000                  1,681,000                   216,000
 Proceeds from sales of
  marketable securi-
  ties, net.............                    788,000                        --                        --
 Other..................                     25,000                    129,000                 1,564,000
                                       ------------               ------------               -----------
   Net cash used in in-
    vesting activities..                (26,215,000)               (19,909,000)              (11,018,000)
                                       ------------               ------------               -----------
CASH FLOWS FROM FINANC-
 ING ACTIVITIES:
 Short-term debt repay-
  ments, net............                        --                  (2,330,000)               (4,752,000)
 Repayment of long-term
  debt..................                   (481,000)                  (881,000)              (13,482,000)
 Net change in revolv-
  ing note borrowings
  with original matu-
  rity of 90 days or
  less..................                 14,040,000                (14,884,000)                      --
 Purchase of treasury
  shares................                 (4,955,000)               (12,175,000)                      --
 Long-term borrowings...                        --                         --                 34,760,000
 Cash dividends.........                 (1,749,000)                (1,673,000)               (1,298,000)
 Proceeds from exercise
  of employee stock op-
  tions.................                  1,499,000                  6,491,000                 1,655,000
 Other..................                    456,000                 (1,581,000)                   40,000
                                       ------------               ------------               -----------
Net cash provided by
 (used in) financing
 activities.............                  8,810,000                (27,033,000)               16,923,000
                                       ------------               ------------               -----------
   Net increase (de-
    crease) in cash and
    cash equivalents....                 (6,296,000)                 1,904,000                10,619,000
Cash and cash equiva-
 lents at beginning of
 year...................                 14,403,000                 12,499,000                 1,880,000
                                       ------------               ------------               -----------
Cash and cash equiva-
 lents at end of year...               $  8,107,000               $ 14,403,000               $12,499,000
                                       ------------               ------------               -----------

        The accompanying notes are an integral part of these statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Ply Gem Industries, Inc. and subsidiaries (the "Company") operates predominantly in one business segment; the manufacture and sale of vinyl siding, wood and vinyl-framed windows and patio doors, prefinished decorative plywood and solid wood paneling, furniture components, pressure-treated wood products and the distribution of a variety of other products for the home improvement markets.

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of Ply Gem Industries, Inc. and its wholly-owned subsidiaries after eliminating all significant intercompany accounts and transactions. The Company revised its statement of operations reporting format in 1995 to include amortization expense relating to intangible assets as a selling, general and administrative expense. Previously such amortization had been reported as a separate expense caption after income from operations. In addition, other prior year items have been reclassified to conform to the 1995 presentation.

CASH AND CASH EQUIVALENTS

  Cash and cash equivalents include cash on hand and temporary investments having an original maturity of three months or less.

INVENTORIES

  Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

  Owned property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Service lives for principal assets are 5 to 35 years for buildings and improvements and 3 to 12 years for machinery and equipment.

  Leasehold improvements are amortized on a straight-line basis over their respective lives or the terms of the applicable leases, including expected renewal options, whichever is shorter. Capitalized leases are amortized on a straight-line basis over the terms of the leases or their economic useful lives.

INTANGIBLE ASSETS

  (a) Patents and Trademarks

  Purchased patents and trademarks are recorded at appraised value at time of acquisition and are being amortized on a straight-line basis over their estimated remaining economic lives; thirteen to seventeen years for patents and thirty years for trademarks.

  (b) Cost in Excess of Net Assets Acquired and Other Intangibles

  Cost in excess of net assets acquired is being amortized from twenty to thirty years on a straight-line basis. Other purchased intangibles are being amortized on a straight-line basis generally from ten to thirty-nine years.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

  The Company annually evaluates the carrying value of its intangible assets to evaluate whether changes have occurred that would suggest that the carrying amount of such assets may not be recoverable based on the estimated future undiscounted cash flows of the businesses to which the intangible relates.

INCOME TAXES

  Deferred income tax liabilities and assets reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating loss carryforwards. These differences are classified as current or noncurrent based upon the classification of the related asset or liability. Deferred income tax assets, such as benefits related to net operating loss carryforwards, are recognized to the extent that such benefits are more likely than not to be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  The fair value for cash, receivables, accounts payable, and accrued liabilities approximate carrying amount because of the short maturity of these instruments. The fair value of long-term debt approximates its carrying amount, as the debt carries variable interest rates.

EARNINGS (LOSS) PER SHARE

  Loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding. Stock options have been excluded from the calculation in 1995 and 1994 as their effect would be anti-dilutive. Earnings per share is calculated using the modified treasury stock method, which limits the assumed purchase of treasury shares to 20% of the outstanding common shares.

CUSTOMERS

  The Company's products are distributed through an extensive network that includes major retail home center chains, specialty home remodeling distributors, lumber and building products wholesalers, professional contractors and Company operated distribution centers. The products are marketed predominately in the United States through Company sales personnel and independent representatives. One customer accounted for 18.8%, 14.2% and 12.2% of the Company's net sales for the years ended December 31, 1995, 1994 and 1993, respectively.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 NONRECURRING CHARGES

  During 1994, the Company recorded nonrecurring charges of $41.0 million ($25.7 million after tax), consisting of approximately $29.1 million related to a restructuring program designed to improve profitability and $11.9 million for unusual items primarily consisting of the write down of certain intangible assets and

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES discontinued products and costs associated with the Company's business process redesign. The status of the components of the restructuring provision at the end of the year was:

                                          BALANCE AT                BALANCE AT
                                         DECEMBER 31,     1995     DECEMBER 31,
                                             1994       ACTIVITY       1995
                                         ------------  ----------- ------------
   Consolidation and closure of facili-
    ties, including
    severance and related costs........  $15,100,000   $ 8,274,000  $6,826,000
   Other severance and related costs...    3,900,000     2,947,000     953,000
   Abandonment of certain information
    systems............................    1,300,000     1,150,000     150,000
   Other, including lease termination
    expenses and costs to execute the
    restructuring program..............    2,000,000     1,915,000      85,000
                                         -----------   -----------  ----------
                                         $22,300,000*  $14,286,000  $8,014,000*
                                         ===========   ===========  ==========

- --------
* The following amounts are included in the consolidated balance sheet at December 31, 1995 and 1994, respectively, under the captions: "accrued restructuring" ($4.5 and $13.4 million), "other liabilities" ($3.1 and $4.1 million), "property, plant and equipment" (reduction of $.2 and $2.0 million), "inventory" (reduction of $.1 and $1.5 million) and "accounts receivable" (reduction of $.1 and $.8 million), and "various other asset accounts" (reduction of $.5 million in 1994.)

  The Company has completed the consolidation or closure of six facilities since the inception of the program. During 1995, the Company wrote-off additional discontinued products, closed an administrative office and incurred additional severance. These items were not included in the original nonrecurring/restructuring charge recorded in 1994. Based on current estimates, existing accruals are adequate to cover the above items because the estimated cost to implement certain strategies was reduced or the initiatives were cancelled.

  The cash outlays with respect to the restructuring program during 1995 of approximately $10 million relate primarily to severance costs, lease termination expenses and costs associated with the abandonment of certain information systems. Noncash writedowns relate primarily to fixed asset and inventory write-offs in connection with the closing or consolidation of facilities.

NOTE 3 ACCOUNTS RECEIVABLE

  The Company has a program which currently allows for the sale of up to $50 million of undivided fractional interests in a designated pool of eligible accounts receivable to a financial institution with limited recourse. The program expires in January 1998 with options to extend the agreement to January 2000. At December 31, 1995 and 1994 respectively, the Company sold $42 and $40 million of receivables under this program. Program costs of $3,205,000, $1,892,000, and $1,495,000 are included in "other income (expense)" for 1995, 1994 and 1993, respectively.

NOTE 4 INVENTORIES

  The classification of inventories at the end of each year was as follows:

                                                           1995         1994
                                                        ----------- ------------
     Finished goods.................................... $54,530,000 $ 52,390,000
     Work in progress..................................  12,508,000   18,002,000
     Raw materials.....................................  29,190,000   32,697,000
                                                        ----------- ------------
                                                        $96,228,000 $103,089,000
                                                        =========== ============

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 5 PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment at the end of each year consisted of the following:

                                                         1995          1994
                                                     ------------  ------------
     Land........................................... $  2,704,000  $  2,679,000
     Buildings and improvements.....................   24,853,000    26,389,000
     Machinery and equipment........................   78,830,000    64,285,000
     Transportation equipment.......................    2,428,000     2,313,000
     Furniture and fixtures.........................   11,312,000    11,107,000
     Capital leases.................................    7,501,000     7,397,000
     Construction in progress.......................    5,777,000     6,760,000
                                                     ------------  ------------
                                                      133,405,000   120,930,000
     Accumulated depreciation and amortization......  (51,573,000)  (43,846,000)
                                                     ------------  ------------
                                                     $ 81,832,000  $ 77,084,000
                                                     ============  ============

  During the fourth quarter of 1995, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and recorded a non cash pre-tax charge of $12.0 million ($7.6 million after tax) related to the write down of certain long-lived assets. The charge consisted of a write-down of approximately $9.5 million related to the Company's new information system and $2.5 million related primarily to certain machinery and equipment. The latter charge related to the permanent decline in the value of these assets as a result of the Company not relocating a facility in 1995 as planned.

NOTE 6 INTANGIBLE AND OTHER ASSETS

  Accumulated amortization of cost in excess of net assets acquired and other intangible assets is $19,917,000 at December 31, 1995 and $17,711,000 at December 31, 1994.

  Other assets at December 31, 1995 includes notes receivable from an officer. The $5,400,000 ($5,400,000 at December 31, 1994) note, which includes current maturities, has an average interest rate of 7.1% and is due in approximately equal annual installments through 2003. Under the terms of the note, principal and interest are forgiven upon the attainment of at least a 20% improvement in net income, as defined, versus the prior year or at the discretion of the Board of Directors. Accordingly, the annual installments for 1994 and 1993 were forgiven. The $3,000,000 ($3,250,000 at December 31, 1994) and $5,000,000 notes have interest rates which are the higher of the Company's average bank borrowing rate or the applicable Federal rate in effect for such period. They are payable in annual installments of $250,000 each with the final payments due December 31, 1998 and April 30, 2001, respectively. Furthermore, under the terms of the officer's employment agreement, the notes shall be forgiven upon the occurrence of a change in control of the Company or permanent disability of the officer. At December 31, 1995, $5,000,000 of notes receivable have been reflected as a reduction of stockholder's equity since the officer may reduce the indebtedness through the Company's redemption of its shares which are owned by the officer.

NOTE 7 STOCKHOLDERS' EQUITY

  In addition to treasury stock, deductions from stockholders' equity consists of unamortized restricted stock of $1,069,000 and $1,098,000 at December 31, 1995 and 1994, respectively and notes receivable due from officer of $5,000,000 at December 31, 1995. See Note 6.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 8 SUPPLEMENTAL CASH FLOW INFORMATION

  Supplemental cash flow information for the years ended December 31 is as follows:

                                                  1995       1994       1993
                                               ---------- ---------- -----------
   Interest paid (net of $746,000 capitalized
    in 1995, $323,000 in 1994 and $510,000 in
    1993)....................................  $5,887,000 $5,546,000 $ 9,692,000
                                               ---------- ---------- -----------
   Income taxes paid.........................  $  872,000 $2,819,000 $10,180,000
                                               ========== ========== ===========

  Noncash financing activities involve the issuance of common stock upon conversion of $49,963,000 of the Company's Debentures in 1994.

NOTE 9 LONG-TERM DEBT

  The composition of long-term debt at the end of each year was as follows:

                                                            1995        1994
                                                         ----------- -----------
   Revolving credit facility expiring in 1999..........  $85,540,000 $71,500,000
   Industrial Development Revenue Bonds maturing at
    various dates to 2012, generally at floating inter-
    est rates which are reset
    periodically (6.0% average interest rate for 1995).    7,955,000   8,324,000
   Other...............................................       45,000     107,000
                                                         ----------- -----------
                                                          93,540,000  79,931,000
   Less current maturities.............................      405,000     430,000
                                                         ----------- -----------
                                                         $93,135,000 $79,501,000
                                                         =========== ===========

  The Company has a revolving credit facility with a syndicate of banks, which provides financing of up to $200 million through February 1999. Interest on borrowings are at varying rates based, at the Company's option, on the London Interbank Offered Rate (LIBOR) or the bank's prime rate. The Company pays an annual fee on the facility which, based on a formula, was .4375% of the facility amount at December 31, 1995. The average weighted interest rate on these loans for the year 1995 and 1994 was 6.9% and 5.9%, respectively (7.0% and 6.6% at December 31, 1995 and 1994, respectively). The credit facility includes customary covenants, including covenants limiting the Company's ability to pledge assets or incur liens on assets and financial covenants requiring among other things, the Company to maintain a specified leverage ratio, fixed charge ratio and tangible net worth levels. In addition, the amount of annual dividends the Company can pay is limited based on a formula. At December 31, 1995 $2,900,000 was available for payments of dividends in 1996. Borrowings under this credit facility are collateralized by the common stock of the Company's principal subsidiaries.

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

  The Company has $40 million of interest rate caps, which has the effect of mitigating the Company's current exposure to high interest rates. These caps mature over various periods through October 1996 and have cap rates ranging from 7.5% to 8.0%.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

  Future maturities of long-term debt, for the years 1996 through 2000, are:
1996-$405,000; 1997-$421,000; 1998-$446,000; 1999-$86,016,000 and 2000-
$500,000.

  The net book value of property, plant and equipment pledged as collateral under industrial revenue bonds was approximately $7,266,000 at December 31, 1995.

NOTE 10 INCOME TAXES

  The income tax provision (benefit) for the years ended December 31 consisted of the following:

                                             1995          1994         1993
                                             ----          ----         ----
   Federal
     Current...........................  $ (7,485,000) $ (6,195,000) $7,986,000
     Deferred..........................     4,172,000    (7,353,000) (1,782,000)
   Foreign.............................         7,000       (21,000)    190,000
   State and local
     Current...........................       800,000       903,000   1,227,000
     Deferred..........................      (528,000)     (714,000)        --
                                         ------------  ------------  ----------
                                           (3,034,000)  (13,380,000)  7,621,000
     Tax benefit from exercise of stock       174,000     9,962,000     210,000
      options..........................  ------------  ------------  ----------
     Actual tax provision (benefit)....  $ (2,860,000) $ (3,418,000) $7,831,000
                                         ============  ============  ==========

  The significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1994 are as follows:

                                                          1995         1994
                                                          ----         ----
   Net deferred tax assets (liabilities)--current:
     Nonrecurring charge.............................  $ 1,917,000  $ 6,581,000
     Allowance for bad debts.........................    1,567,000    2,678,000
     Accrued expenses deductible for tax purposes
      when paid......................................    2,775,000    1,831,000
     State and local net operating loss tax
      carryforwards..................................    1,747,000      897,000
     Other...........................................       47,000     (290,000)
                                                       -----------  -----------
       Total deferred tax assets.....................    8,053,000   11,697,000
       Valuation allowance for deferred tax assets...     (897,000)    (897,000)
                                                       -----------  -----------
       Net deferred tax current assets...............  $ 7,156,000  $10,800,000
                                                       ===========  ===========
   Net deferred tax liabilities (assets)--noncurrent:
     Write-down of long-lived assets.................  $(4,107,000) $       --
     Nonrecurring charge.............................   (1,073,000)  (2,843,000)
     Accelerated depreciation........................    6,557,000    4,330,000
     Involuntary conversion..........................      450,000      450,000
     Accrued expenses deductible for tax purposes
      when paid......................................   (2,318,000)  (2,037,000)
     Income not recognized for book purposes.........     (671,000)    (493,000)
     Other...........................................      620,000       51,000
                                                       -----------  -----------
       Net deferred tax noncurrent (assets)..........  $  (542,000) $  (542,000)
                                                       ===========  ===========

  As of December 31, 1995, the Company has deferred tax assets largely attributable to the 1994 nonrecurring charge (see Note 2) and the 1995 write-down of long-lived assets (see Note 5). Deferred tax assets, net of the valuation reserve, are expected to be realized through carryback to taxable income in prior years, future taxable income and from the reversal of temporary differences.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

  The actual income tax provision (benefit) varies from the Federal statutory rate applied to consolidated pretax income (loss) as follows:

                                               1995         1994         1993
                                               ----         ----         ----
   Income taxes at Federal statutory rate
    of 35%................................  $(3,592,000) $(4,182,000) $6,118,000
   Increases resulting from
     State and local income taxes net of
      Federal
      income tax benefit..................      177,000      123,000     798,000
     Amortization of cost in excess of net
      assets
      acquired............................      478,000      509,000     513,000
     Other--net...........................       77,000      132,000     402,000
                                            -----------  -----------  ----------
     Actual tax provision (benefit).......  $(2,860,000) $(3,418,000) $7,831,000
                                            ===========  ===========  ==========

NOTE 11 RETIREMENT PLANS

  The Company provides retirement benefits to certain of its salaried and hourly employees through non-contributory defined benefit pension plans. The benefits provided are primarily based upon length of service and compensation, as defined. The Company funds the plans in amounts as actuarially determined and to the extent deductible for federal income tax purposes. The pension plan assets are invested in a diversified portfolio of common stock and fixed income securities.

  The components of pension expense are as follows:

                                                1995        1994       1993
                                             ----------  ----------  --------
     Service cost--benefits earned in cur-
      rent year............................. $1,013,000  $1,044,000  $786,000
     Interest cost on projected benefit ob-
      ligation..............................    923,000     782,000   665,000
     Income earned on plan assets........... (1,053,000)   (866,000) (680,000)
     Net amortization and deferral..........    200,000      28,000  (134,000)
                                             ----------  ----------  --------
                                             $1,083,000  $  988,000  $637,000
                                             ==========  ==========  ========

  Assumptions used in the computation of net pension expense are as follows:

                                                               1995  1994  1993
                                                               ----  ----  ----
     Weighted average discount rate for plan obligations...... 8.0%  8.0%  7.5%
     Rate of future compensation increases.................... 5.0   5.0   5.0
     Weighted average rate of return on plan assets........... 8.0   8.8   8.9
                                                               ===   ===   ===

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

The reconciliation of the funded status of the plans at year end follows:

                                                          1995         1994
                                                       -----------  -----------
     Accumulated benefit obligation:
       Vested........................................  $10,595,000  $ 9,748,000
       Nonvested.....................................      676,000      662,000
     Total...........................................   11,271,000   10,410,000
     Projected salary increases......................    1,793,000    1,690,000
     Projected benefit obligation....................   13,064,000   12,100,000
     Plan assets at fair value.......................   12,088,000   11,016,000
     Assets (less) greater than projected benefit ob-
      ligation.......................................     (976,000)  (1,084,000)
     Unrecognized net (gain) loss....................   (1,111,000)  (1,179,000)
     Unrecognized prior service cost.................    1,742,000    1,828,000
     Unrecognized transition cost....................      158,000      169,000
     Additional liability............................   (1,623,000)  (1,595,000)
                                                       -----------  -----------
     Prepaid (accrued) pension.......................  $(1,810,000) $(1,861,000)
                                                       ===========  ===========

  The Company maintains a discretionary profit sharing plan with a voluntary 401(k) option for certain of its salaried and hourly employees who vest after meeting certain minimum age and service requirements. Profit sharing plan expense, including the Company's 401(k) match, is comprised as follows:

                                                   1995       1994       1993
                                                ---------- ---------- ----------
     Ply Gem common stock...................... $1,371,000 $2,636,000 $1,181,000
     Cash......................................        --         --     170,000
                                                ---------- ---------- ----------
                                                $1,371,000 $2,636,000 $1,351,000
                                                ========== ========== ==========

NOTE 12 STOCK OPTION PLANS

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

  The Senior Executive Stock Option Plan (the "Senior Plan") authorizes the granting of either incentive or non-qualified stock options only to executives of businesses acquired by the Company or to newly employed executives. The Senior Plan provides for 750,000 shares of the Company's common stock to be reserved for such issuance.

  The 1989 Employee Incentive Stock Plan (the "1989 Plan") authorizes the granting of incentive and non-qualified stock options and awards of restricted stock and is made available to executives and key employees of the Company. As in the Senior Plan, option terms and holding and exercise periods may vary except that no option may be exercised more than ten years after date of grant. Stock awarded under the 1989 Plan will be subject to restrictions as to sale or transfer. These restrictions may lapse or be waived based on performance, period of service or other factors. The 1989 Plan provides for 3,500,000 shares of the Company's common stock to be reserved for issuance.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

  The 1994 Incentive Stock Plan (the "1994 Plan") authorizes the granting of incentive and non-qualified stock options and awards of restricted stock. The terms and conditions of the 1994 Plan are similar to those as described above. The 1994 Plan provides for 2,250,000 shares reserved for such issuance.

  At December 31, 1995, approximately 1,248,000 shares were available for future grants.

  In 1991, the Company granted 250,000 shares of restricted stock to an executive officer of the Company. The restrictions on these shares will be released at the rate of 25,000 shares per year upon the attainment of certain performance goals and the continued employment of the officer. These goals were attained in 1993 and 1994. The restrictions will be released in the event of a change in control of the Company. The unamortized restricted stock resulting from this stock award has been deducted from stockholders' equity and is being amortized over the periods earned.

  For the three years ended December 31, 1995, option activity was as follows:

                                 INCENTIVE OPTIONS      NON-QUALIFIED OPTIONS
                              ------------------------ -------------------------
                              NUMBER OF                NUMBER OF
                               SHARES    OPTION PRICES   SHARES    OPTION PRICES
                              ---------  ------------- ----------  -------------
   Outstanding, January 1,
    1993....................  1,530,045  $5.50-$14.25   3,360,570  $5.63-$16.00
     1993
       Granted..............    323,900  10.25- 10.38     792,650  10.38- 12.63
       Exercised............   (198,370)  5.50- 10.75    (123,320)  6.63- 12.13
       Cancelled............    (35,750)  6.63- 12.25     (45,700)  8.38- 12.13
                              ---------  ------------  ----------  ------------
   Outstanding, December 31,
    1993....................  1,619,825   6.63- 14.25   3,984,200   5.63- 16.60
     1994
       Granted..............    160,970         19.13   1,428,400  17.75- 25.50
       Exercised............   (796,644)  6.63- 13.75  (1,875,674)  5.63- 13.25
       Cancelled............    (42,050)  6.63- 12.25         --            --
                              ---------  ------------  ----------  ------------
   Outstanding, December 31,
    1994....................    942,101   6.63- 19.13   3,536,926   5.63- 25.50
     1995
       Granted..............    168,950  16.00- 18.00     607,400  16.00- 18.88
       Exercised............   (118,682)  6.25- 12.25     (48,750)  5.63- 12.13
       Cancelled............    (20,350)  6.63- 19.13    (142,200)  6.63- 25.50
                              ---------  ------------  ----------  ------------
   At December 31, 1995.....
     Outstanding............    972,019   6.63- 19.13   3,953,376   5.63- 21.88
     Exercisable............    803,069   6.63- 19.13   3,553,376   5.63- 21.88
                              =========  ============  ==========  ============

  During 1995, SFAS No. 123--"Accounting for Stock Based Compensation" was issued. SFAS No. 123 is effective in 1996 and the Company believes the effect of the adoption of the new standard will have no impact on the Company's consolidated results of operations or financial position because, in accordance with SFAS No. 123, the Company intends to continue to measure compensation costs under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and present footnote disclosures of net income and earnings per share as required by SFAS No. 123.

NOTE 13 COMMITMENTS AND CONTINGENCIES

LEASES

  The Company leases certain of its manufacturing, distribution and office facilities as well as some transportation and manufacturing equipment under noncancellable leases expiring at various dates through the year 2017. Certain real estate leases contain escalation clauses and generally provide for payment of various occupancy costs.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

  Minimum future lease obligations on noncancellable leases in effect at December 31, 1995 are as follows:

                                                          CAPITAL    OPERATING
                                                           LEASES     LEASES
                                                         ---------- -----------
     Year ending December 31,
       1996............................................. $   63,000 $14,236,000
       1997.............................................     60,000  11,263,000
       1998.............................................     38,000   9,659,000
       1999.............................................      9,000   8,455,000
       2000.............................................      9,000   6,949,000
       Subsequent years through 2017....................  7,000,000  46,888,000
                                                         ---------- -----------
     Net minimum lease payments.........................  7,179,000 $97,450,000
     Amount representing interest.......................     20,000
                                                         ----------
     Present value of net minimum lease payments (in-
      cluding $53,000 payable within one year).......... $7,159,000
                                                         ==========

  Rental expense for operating leases amounted to approximately $19,883,000 in 1995, $19,993,000 in 1994 and $20,004,000 in 1993.

HOOVER TREATED WOOD PRODUCTS, INC.

  Hoover Treated Wood Products, Inc. ("Hoover"), a wholly-owned subsidiary of the Company, is a defendant in a number of commercial lawsuits alleging property damage caused by alleged defects in certain pressure treated interior wood products. Hoover has not manufactured or sold these products since August, 1988. The number of lawsuits pending, as of December 31, 1995, as well as the number of lawsuits filed since 1993, have declined significantly from earlier periods. Most of the suits have been resolved by dismissal or settlement. A purported class action on behalf of certain Maryland homeowners was dismissed in November, 1995 when the Maryland Court of Appeals, the State's highest court, found that the homeowners had no viable claims against Hoover. In those suits that remain pending, direct defense costs are being paid out of insurance proceeds. Two actions have proceeded to trial against Hoover and resulted in jury verdicts against it. In one of these actions, judgment was entered in Hoover's favor by the court after a jury verdict against it and the plaintiff's petition to appeal the judgment entered in Hoover's favor was denied. In the other case, the judgment against Hoover was vacated and the case was settled with proceeds from insurance settlements.

  Hoover and the Company have engaged in litigation with some of their insurers regarding coverage for these lawsuits and claims. Hoover has settled its coverage claim with a majority of its insurers and is negotiating settlements with others. Hoover and the Company believe they have meritorious claims for coverage from their remaining unsettled insurers and are seeking declaratory judgments confirming such coverage. The proceeds from settled insurance claims, along with the proceeds from a settlement of claims by Hoover against certain suppliers of materials used by it in the production of treated wood, are available for the settlement of the underlying property damage actions. The Company believes that Hoover's remaining coverage disputes will be resolved within the next two years on a satisfactory basis and a substantial amount of additional coverage will be available to Hoover. In reaching this belief, it has analyzed Hoover's insurance coverage, considered its history of successful settlements with primary and excess insurers and consulted with counsel.

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

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

  In accordance with the provisions of SFAS Interpretation No. 39, which became effective on January 1, 1994, Hoover has recorded a receivable at December 31, 1995 (included in other assets) for $12.7 million for the estimated proceeds and recoveries related to insurance matters discussed above and recorded an accrual for the same amount (included in other liabilities) for its estimated cost to resolve those matters not presently covered by existing settlements with insurance carriers and suppliers. In estimating both this liability, which Hoover expects to discharge over the next four years, and its anticipated additional insurance recoveries, Hoover and the Company have considered a number of factors including: the number and exposure posed by the pending lawsuits; the significant decline in the number of lawsuits filed in 1994 and 1995; the availability of various legal defenses, including statutes of limitations; the existence of settlement protocols; an agreement indemnifying Hoover as to certain past and future claims; and Hoover's experience to date in settling with its insurance companies and the likely availability of proceeds from additional insurance. Based on its evaluation, the Company believes that the ultimate resolution of the lawsuits and the insurance claims will not have a material effect upon the financial position of the Company.

EXECUTIVE COMPENSATION

  During the third quarter of 1995, the Board of Directors amended resolutions providing for severance payments in the event of a change in control and subsequent termination, as defined, to certain designated employees of the Company. As of December 31, 1995 the maximum amount payable would be approximately $5.2 million. Under the previous plan the maximum amount payable would have been approximately $14 million at December 31, 1994.

LETTERS OF CREDIT

  At December 31, 1995 approximately $20 million of letters of credit issued by the Company's banks were outstanding, principally in connection with certain financing transactions.

OTHER

  The Company and its subsidiaries are subject to legal actions from time to time which have arisen in the ordinary course of its business. In the opinion of management, the resolution of these claims will not materially affect the financial position of the Company. The Company has various commitments for the purchase of materials arising in the ordinary course of business.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED

NOTE 14 QUARTERLY RESULTS (UNAUDITED)

                                1ST QUARTER 2ND QUARTER 3RD QUARTER 4TH QUARTER
                                ----------- ----------- ----------- -----------
                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
Year Ended December 31, 1995:
  Net Sales....................  $160,235    $199,571    $207,099    $174,489
  Gross Profit.................    24,429      33,770      37,559      28,016
  Income (loss) Before Taxes
   (1).........................    (4,594)      1,618       4,365     (11,651)
  Net Income (Loss)............    (2,665)      1,028       2,276      (8,041)
  Per Share:
    Primary....................      (.18)        .07         .16        (.56)
    Fully Diluted..............      (.18)        .07         .16        (.56)
Year Ended December 31, 1994:
  Net Sales....................  $163,412    $219,805    $218,997    $194,205
  Gross Profit.................    26,477      46,079      46,653      34,873
  Income (loss) Before Taxes
   (2).........................    (2,372)     11,376     (21,477)        524
  Net Income (Loss)............    (1,305)      6,265     (13,977)        486
  Per Share:
    Primary....................      (.11)        .40        (.95)        .03
    Fully Diluted..............      (.11)        .40        (.95)        .03

- --------
(1) After charge of $12.0 million for the impairment of assets in the fourth quarter. See Note 5 to the consolidated financial statements.

(2) After nonrecurring charges of $36.3 million in third quarter and $4.7 million in fourth quarter. See Note 2 to the consolidated financial statements.

  Earnings (loss) per share calculations for each of the quarters presented are based on the weighted average number of shares and common equivalent shares outstanding during such periods. The sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 10, 1996.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 10, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 10, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 10, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this report:

  (a)(1) Financial Statements:

  The list of consolidated financial statements is set forth in Part II, Item 8 of this Form 10-K and such Index to Consolidated Financial Statements is incorporated herein by reference.

  (a)(2) Financial Statement Schedule:

  Report of Independent Certified Public Accountants

  Schedule II--Valuation and Qualifying Accounts--Two Years Ended December 31, 1995.

  (b) Reports on Form 8-K

  None filed during the fourth quarter of 1995.

  (C) EXHIBITS:

   3(a)     Registrant's By-Laws as currently in effect is incorporated by reference herein from the Registrant's Annual Report on Form 10-K for the year ended December 31,
            1992, as amended by the Registrant's Current Report on Form 8-K as filed with the
            Securities and Exchange Commission on November 4, 1994.
   3(b)     Registrant's Certificate of Incorporation and all amendments thereto are incorporated by reference herein to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and the registrant's Quarterly Report on
            Form 10-Q for the quarterly period ended July 1, 1995.
10(iii)(a)  Registrant's 1989 Employee Incentive Stock Plan is incorporated by reference herein from the Registrant's Registration Statement on Form S-8 (Registration
            Number 33-28753), as amended by the Company's Registration Statement on Form S-8
            (Registration Number 33-52514).
10(iii)(b)  Registrant's 1989 Senior Executive Stock Option Plan is incorporated by reference herein from the Registrant's Registration Statement on Form S-8 (Registration
            Number 33-28752).
10(iii)(c)  Registrant's Executive Incentive Stock Option Plan is incorporated herein by reference from the Registrant's Registration Statement on Form S-8 (Registration
            Number 2-84279), as amended by the Registrant's Registration Statement on Form S-
            8 (Registration Number 33-52516).
10(iii)(d)  Employment agreements with Herbert P. Dooskin, Donald Kruse and Jeffrey S.
            Silverman are incorporated by reference herein from the Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1993. Employment agreement with Dana R. Snyder.
10(iii)(e)  Registrant's 1994 Employee Incentive Stock Plan is incorporated herein by reference from the Registrant's Registration Statement on Form S-8 (Registration
            No. 33-55035).
10(iii)(f)  Registrant's Group Profit-Sharing/401(k) Plan is incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-
            55037).
10(iii)(g)  Registrant's 1994 Incentive Compensation Plan is incorporated by reference herein from the Registrant's Annual Report on Form 10-K for the year ended December 31,
            1994.
    11      Schedule of Computation of Net Income per Share.
    21      Subsidiaries of the Registrant.
    23      Consent of Independent Certified Public Accountants.
    27      Financial Data Schedule.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Ply Gem Industries, Inc.
                                          (Registrant)

                                                /s/ Jeffrey S. Silverman
                                          By __________________________________
                                             JEFFREY S. SILVERMAN, CHAIRMAN
                                                    (MARCH 29, 1996)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                NAMES                           TITLE               DATE

      /s/ Jeffrey S. Silverman          Chairman, Chief        March 29, 1996
_____________________________________    Executive Officer,
        JEFFREY S. SILVERMAN             (Principal
                                         Executive Officer)
                                         and Director

         /s/ Dana R. Synder             President, Chief       March 29, 1996
_____________________________________    Operating Officer
           DANA R. SYNDER                and Director

       /s/ Herbert P. Dooskin           Executive Vice         March 29, 1996
_____________________________________    President and
         HERBERT P. DOOSKIN              Director (Principal
                                         Financial Officer)

           /s/ Jerome Baum              Controller (Chief      March 29, 1996
_____________________________________    Accounting Officer)
             JEROME BAUM

          /s/ Albert Hersh              Director               March 29, 1996
_____________________________________
            ALBERT HERSH

         /s/ Elihu H. Modlin            Director               March 29, 1996
_____________________________________
           ELIHU H. MODLIN

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

- -----------------------------------------------------------------------------------
        COLUMN A           COLUMN B        COLUMN C         COLUMN D      COLUMN E
- -----------------------------------------------------------------------------------
                                           ADDITIONS
                                     ---------------------
                                                CHARGED TO
                          BALANCE AT CHARGED TO   OTHER                  BALANCE AT
                          BEGINNING   COST AND   ACCOUNTS                  END OF
      DESCRIPTION         OF PERIOD   EXPENSES   DESCRIBE  DEDUCTIONS      PERIOD
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------
Year ended December 31,
 1995
Allowance for doubtful
 accounts...............  $6,353,000 $1,816,000            $3,347,000(a) $4,511,000
                                                               311,00(d)
Income tax valuation al-
 lowance................     897,000                                        897,000
Accumulated Amortiza-
 tion:
  Goodwill..............  11,605,000  1,489,000               294,000(b) 12,800,000
  Other Intangibles.....   6,106,000  1,011,000                           7,117,000
  Patents/Trademarks....   7,825,000  1,150,000                 4,000     8,971,000

- --------
(a) Uncollectible Receivables Net of Recoveries
(b) Fully Amortized
(c) Charge/(Credit) to Inventory
(d) Change Resulted from Sale of Receivables
(e) Write down of Intangible Assets
(f) Correction of prior period classification between Gross Cost and Accumulated Amortization

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

- ---------------------------------------------------------------------------------------
        COLUMN A           COLUMN B        COLUMN C            COLUMN D       COLUMN E
- ---------------------------------------------------------------------------------------
                                           ADDITIONS
                                     ---------------------
                                                CHARGED TO
                          BALANCE AT CHARGED TO   OTHER                      BALANCE AT
                          BEGINNING   COST AND   ACCOUNTS                      END OF
      DESCRIPTION         OF PERIOD   EXPENSES   DESCRIBE     DEDUCTIONS       PERIOD
- ---------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------
Year ended December 31,
 1994
Allowance for doubtful
 accounts...............  $7,197,000 $2,330,000               $2,518,000(a)  $6,353,000
                                                                 656,000(d)
Income tax valuation al-
 lowance................     669,000    228,000                                 897,000
Accumulated Amortiza-
 tion:
  Goodwill..............   9,863,000  1,482,000                 (260,000)(f) 11,605,000
  Other Intangibles.....  16,273,000  2,048,000  (26,000)(c)   3,650,000(b)   6,106,000
  Patents/Trademarks....   6,677,000  1,148,000                8,539,000(e)   7,825,000

- --------
(a) Uncollectible Receivables Net of Recoveries
(b) Fully Amortized
(c) Charge/(Credit) to Inventory
(d) Change Resulted from Sale of Receivables
(e) Write down of Intangible Assets
(f) Correction of prior period classification between Gross Cost and Accumulated Amortization

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
 Ply Gem Industries, Inc.

  In connection with our audit of the financial statements of Ply Gem, Industries, Inc. referred to in our report dated March 6, 1996, which is included in the annual report on Form 10-K, we have also audited Schedule II for the two years in the period ended December 31, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

New York, New York
March 6, 1996