Form 10-Q
period 1996-03-31
PLY GEM INDUSTRIES INC
filed 1996-05-14
CIK 79209

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1996 or
                                                          --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _______ to  __________


Commission file number   1-4087
                       ----------


                         PLY GEM INDUSTRIES, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                         11-1727150
- --------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)


    777 Third Avenue, New York, New York             10017
 -------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip code)


Registrant's telephone number, including area code 212-832-1550
                                                   -----------------------------


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No _____
                                               ------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


            Class                             Outstanding at April 28,1996
- ------------------------------------          ----------------------------------
Common stock, par value $.25 per share        14,347,683  Shares

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In Thousands)


                                               March 31,            December 31,
ASSETS                                           1996                  1995
- ----------------------------------------  ------------------     ---------------
                                             (Unaudited)
Cash and cash equivalents                     $  7,627                $  8,107
Accounts receivable, net of allowance
  of $4,712; $4,511 in 1995                     42,550                  33,020
Inventories                                    104,474                  96,228
Prepaid and deferred income taxes               17,580                  15,714
Other current assets                            11,648                   9,194
                                              --------                --------
     Total current assets                      183,879                 162,263

Property, plant and equipment - at cost
  net of accumulated depreciation and
  amortization of $55,359; $51,573 in 1995      82,748                  81,832
Patents and trademarks, net of
 accumulated amortization of $9,259;
 $8,971 in 1995                                 15,059                  15,334
Other intangible assets - net                   15,254                  15,507
Cost in excess of net assets acquired - net     22,715                  23,081
Other assets                                    25,249                  26,973
                                              --------                --------
     Total assets                             $344,904                $324,990
                                              ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ----------------------------------------
Accounts payable and accrued expenses         $ 53,017                $ 52,645
Accrued restructuring                            3,122                   4,480
Current maturities of long-term debt
 and capital leases                                464                     458
                                              --------                --------
      Total current liabilities                 56,603                  57,583
                                              --------                --------

Long-term debt                                 119,510                  93,135
Capital leases                                   7,092                   7,106
Other liabilities                               20,831                  22,681

Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 5,000,000 shares; none
     issued                                       -                       -
  Common stock, $.25 par value;
   authorized 60,000,000 shares; issued
   17,611,157; 17,463,072 in 1995                4,403                   4,366
  Additional paid-in capital                   149,126                 148,618
  Retained earnings                             50,167                  53,246
  Unrealized appreciation in marketable
   securities                                    1,060                    -
  Less: Treasury stock-at cost
    (3,150,284 shares; 3,015,311 in 1995)       57,834                  55,676
        Unamortized restricted
         stock and note receivable               6,054                   6,069
                                              --------                --------
            Total stockholders' equity         140,868                 144,485
                                              --------                --------
     Total liabilities and
      stockholders' equity                    $344,904                $324,990
                                              ========                ========

              See accompanying notes to the financial statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (In Thousands Except per Share Data)

                                                         Quarter Ended
                                                         -------------

                                                  March 31,            April 1,
                                                    1996                 1995
                                                 ----------           ---------
Net sales                                         $142,018             $162,934

Cost of goods sold                                 121,504              138,072
                                                  --------             --------
     Gross profit                                   20,514               24,862

Selling, general and administrative expenses        23,397               27,406
                                                  --------             --------
     Loss from operations                           (2,883)              (2,544)

Interest expense                                    (1,824)              (1,478)

Other income (expense), net                            (46)                (572)
                                                  --------             --------
     Loss before income taxes                       (4,753)              (4,594)

Income tax benefit                                  (2,115)              (1,929)
                                                  --------             --------
     Net loss                                     $ (2,638)            $ (2,665)
                                                  ========             ========
Loss per share:
     Primary                                      $   (.18)            $   (.18)
     Fully diluted                                    (.18)                (.18)

Weighted average number of shares
 outstanding:
     Primary                                        14,324               14,448
     Fully diluted                                  14,324               14,448

Cash dividends per share                          $    .03             $    .03

                 See accompanying notes to financial statements

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)

                                                                     Quarter Ended
                                                                     -------------
                                                         March 31,                     April 1,
                                                           1996                          1995
                                                   -------------------            -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
- ----------------------------------------
Net loss                                                        $ (2,638)                         $ (2,665)
Adjustments to reconcile net loss
 to net cash used in operating
  activities:
   Depreciation and amortization                $ 3,835                          $ 3,394
   Provision for doubtful accounts                  461                              207
   Changes in assets and liabilities:
     Accounts receivable                         (9,991)                           6,134
     Inventories                                 (8,246)                          (6,550)
     Prepaid and deferred income taxes           (1,866)                          (1,016)
     Other current assets                        (1,394)                          (1,941)
     Accounts payable and
       accrued expenses                             372                           (7,081)
     Restructuring                               (1,358)                          (2,559)
     Other                                         (126)         (18,313)         (1,615)          (11,027)
                                                -------         --------         -------          --------
     Net cash used in operating                                  (20,951)                          (13,692)
      activities                                                --------                          --------

CASH FLOWS FROM INVESTING ACTIVITIES
- ----------------------------------------
  Additions to property, plant and equipment                      (3,945)                           (5,443)
  Other                                                              101                                83
                                                                --------                          --------
  Net cash used in investing activities                           (3,844)                           (5,360)
                                                                --------                          --------
CASH FLOWS FROM FINANCING ACTIVITIES
- ----------------------------------------
  Purchase of treasury shares                                     (2,158)                           (1,209)
  Net change in revolving note
   borrowings with original                                       26,367                            15,408
   maturity of 90 days or less
  Cash dividends                                                    (441)                             (440)
  Other                                                              547                               930
                                                                --------                          --------
  Net cash provided by financing activities                       24,315                            14,689
                                                                --------                          --------
  Net decrease in cash and cash equivalents                         (480)                           (4,363)
  Cash and cash equivalents at beginning of period                 8,107                            14,403
                                                                --------                          --------
  Cash and cash equivalents at end of period                    $  7,627                          $ 10,040
                                                                ========                          ========

                 See accompanying notes to financial statement

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year items have been reclassified to conform to the 1996 presentation.

   These statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-K.

   In 1996 the Company changed its interim fiscal reporting periods to conform to calendar presentation. The change has no material effect on the interim comparisons.

Note 2 - During 1994, the Company recorded a charge of approximately $29.1 million related to a restructuring program. The status of the components of the restructuring provision at the end of the period was:

                                                      (In Thousands)
                                           Balance at
                                          December 31,    1996      Balance at
                                              1995      Activity  March 31, 1996
                                          ------------  --------  --------------
Consolidation and closure of
 facilities, including
  severance and related costs                 $7,779     $   955      $6,824
Other, including lease termination
 expenses and costs to execute the
  restructuring program                          235                     235
                                               ------    -------      ------
                                              $8,014      $  955      $7,059*
                                              ======     =======      ======

   *The following amounts are included in the consolidated balance sheet at March 31, 1996 under the captions: "accrued restructuring" ($3.1 million), "other liabilities" ($3.1 million), "property, plant and equipment" (reduction of $.3 million), inventories (reduction of $.5 million), and "accounts receivable" (reduction of $.1 million).


NOTE 3 -The major classes of inventories were as follows:

                                       (In Thousands)
                          March 31, 1996            December 31, 1995
                          --------------            -----------------
Finished goods                  $ 61,375                      $54,530
Work in process                   13,208                       12,508
Raw materials                     29,891                       29,190
                                --------                      -------
                                $104,474                      $96,228
                                ========                      =======

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 4 - Loss per share of common stock are based on the weighted average number of shares outstanding during each of the periods. Common stock equivalents were not used because the results would be anti-dilutive.

NOTE 5 - Supplemental cash flow information for the quarterly periods are as follows:

                                       (In Thousands)
                         March 31, 1996              April 1, 1995
                         --------------              -------------
Interest paid                    $1,412                     $1,430
Income taxes paid                   154                        270

NOTE 6 - The accumulated amortization of cost in excess of net assets acquired and other intangible assets are $20,535,000 at March 31, 1996 and $19,917,000 at December 31, 1995.

NOTE 7 - The Company's loan agreements with its banks require the Company to maintain a specified leverage ratio, fixed charge ratio and tangible net worth levels and maintain certain financial ratios, among its provisions. Under the most restrictive of these covenants, at March 31, 1996 approximately $2,400,000 of retained earnings was available for the payment of dividends in 1996.

NOTE 8- Hoover Treated Wood Products, Inc.("Hoover"), a wholly-owned subsidiary of the Company, is a defendant, in a number of commercial lawsuits, alleging property damage caused by alleged defects in certain pressure treated interior wood products. Hoover has not manufactured or sold these products since August 1988. The number of lawsuits pending, as of March 31, 1996 as well as the number of lawsuits filed since 1993 have declined significantly from earlier periods. Most of the suits and claims have been resolved by dismissal or settlement. A purported class action on behalf of certain Maryland homeowners was dismissed in November, 1995 when the Maryland Court of Appeals, the State's highest court, found that the homeowners had no viable claims against Hoover. In those suits that remain pending, direct defense costs are being paid out of insurance proceeds. Two actions have proceeded to trial against Hoover and resulted in jury verdicts against it. In one of these actions, judgment was entered in Hoover's favor by the court after a jury verdict against it and the plaintiff's petition to appeal the judgment entered in Hoover's favor was denied. In the other case, the judgment against Hoover was vacated and the case was settled with proceeds from insurance settlements.

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

   Hoover has recorded a receivable at March 31, 1996 (included in other assets) for approximately $10.9 million for the estimated proceeds and recoveries related to insurance matters discussed above and recorded an accrual for the same amount (included in other liabilities) for its estimated cost to resolve those matters not presently covered by existing settlements with insurance carriers and suppliers.

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

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 1996



   When used in this discussion, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this report, as well as the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

Results of Operations
- ---------------------

   Net sales for the first quarter of 1996 were approximately $142.0 million compared to $162.9 million for the corresponding 1995 period. The 12.8% decline was primarily due to lower unit volume in the Company's Windows, Doors and Siding subsidiaries caused by an unusually harsh winter, particularly in the regions of the United States which are the primary markets for the Company's exterior building products. Approximately one-third of the decline in net sales was due to the Company's plan exit or de-emphasis of certain low margin products.

   Gross profit, expressed as a percentage of net sales, was 14.4% for the first quarter of 1996 compared to 15.3% for the corresponding period in 1995. The lower margins were due primarily to product mix and competitive pricing issues in the Company's Distribution businesses offset somewhat by lower raw material costs, particularly PVC resin.

   Selling, general and administrative expenses, as a percentage of net sales, were 16.5% for the first quarter of 1996 as compared to 16.8% for the corresponding 1995 period. In absolute dollars, selling, general and administrative expenses declined $4.0 million for the comparison periods.
In general, the improvement primarily reflects the efforts by the Company to realign its cost structure by reducing administrative costs and managing expense growth relative to sales growth. Specifically the improvement is primarily due to lower employment costs related in part to the reduction in work force and lower incentive compensation expense.

Liquidity and Capital Resources
- -------------------------------

   The Company used $21.0 million in cash from operations during the first quarter of 1996 compared to $13.7 million in the corresponding 1995 period. The usage of cash is due to seasonal working capital needs. Significant investing activities in the first quarter of 1996 include capital expenditures of $3.9 million primarily incurred by the Company's Windows, Doors and Siding subsidiaries. Significant first quarter 1996 financing activities related to the net increase in revolving credit borrowings of $26.4 million used principally to finance the working capital requirements and capital expenditures of the Company as well as lower outstandings under the Company's accounts receivable program.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 1996


Liquidity and Capital Resources - Continued
- -------------------------------------------

   The Company's current ratio improved to 3.2 to 1 at March 31, 1996 compared to 2.8 to 1 at December 31, 1995.

   The Company has a revolving credit facility with a syndicate of eleven banks which provides financing through February 1999. Availability under this facility was approximately $30 million at March 31, 1996.

   The Company anticipates that internally generated funds from operations, existing cash balances and the Company's existing credit facility should be sufficient to satisfy its cash requirements over the next twelve months.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                                 March 31, 1996
                          PART II - OTHER INFORMATION


All items are inapplicable except:

Item 1.     Legal Proceedings.

       See Note 8 to the consolidated financial statements.

Item 6.     Exhibits and Reports on Form 8-K.

   (a)   Exhibits:  Exhibit 27 - Financial Data Schedule

   (b) Reports: Dated August 2, 1995, the Company reported on Form 8-K that it had engaged the investment banking firm of Bear, Stearns & Co. Inc. to explore strategic alternatives for the Company with the intent of maximizing shareholder value, including the possible sale of the Company. The Company does not expect to disclose developments with respect to its exploration of strategic alternatives unless and until it is in a position to announce a definitive transaction. Furthermore, no assurances can be given that the process will result in any specific transaction.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                March 31, 1996


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



                                 Ply Gem Industries, Inc.
                                 ------------------------
                                 (Registrant)



Date:  May 14, 1996___                    /s/ Herbert P. Dooskin
                                          ----------------------------
                                          Executive Vice President
                                          Principal Financial Officer