Form 10-Q
period 1996-06-30
PLY GEM INDUSTRIES INC
filed 1996-08-12
CIK 79209

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR
                                               -------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO __________

COMMISSION FILE NUMBER  1-4087
                        -------

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

          INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X      NO
                                               ------      _____

          INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:


    CLASS                                  OUTSTANDING AT AUGUST 1, 1996
- ---------------------------------------  ---------------------------------------
COMMON STOCK, PAR VALUE $.25 PER SHARE     14,118,465  SHARES

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)

ASSETS                                 JUNE 30,    DECEMBER 31,
- ------                                   1996          1995
                                     -----------  ------------
                                             (UNAUDITED)

CASH AND CASH EQUIVALENTS                 $  4,005  $  8,107
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
  OF $4,174; $4,511 IN 1995                 45,324    33,020
INVENTORIES                                100,722    96,228
PREPAID AND DEFERRED INCOME TAXES           14,442    15,714
OTHER CURRENT ASSETS                        11,944     9,194
                                          --------  --------
     TOTAL CURRENT ASSETS                  176,437   162,263

PROPERTY, PLANT AND EQUIPMENT - AT COST
  NET OF ACCUMULATED DEPRECIATION AND
  AMORTIZATION OF $57,752; $51,573 IN       84,548    81,832
   1995
PATENTS AND TRADEMARKS, NET OF
 ACCUMULATED AMORTIZATION OF $9,548;
 $8,971 IN 1995                             14,788    15,334
OTHER INTANGIBLE ASSETS - NET               15,005    15,507
COST IN EXCESS OF NET ASSETS ACQUIRED -     22,350    23,081
 NET
OTHER ASSETS                                22,639    26,973
                                          --------  --------
     TOTAL ASSETS                         $335,767  $324,990
                                          ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
ACCOUNTS PAYABLE AND ACCRUED EXPENSES     $ 61,518  $ 52,645
ACCRUED RESTRUCTURING                        2,030     4,480
CURRENT MATURITIES OF LONG-TERM DEBT           570       458
 AND CAPITAL LEASES                       --------  --------
     TOTAL CURRENT LIABILITIES              64,118    57,583

LONG-TERM DEBT                             102,447    93,135
CAPITAL LEASES                               7,491     7,106
OTHER LIABILITIES                           20,053    22,681

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $.01 PAR VALUE;
    AUTHORIZED 5,000,000 SHARES; NONE
     ISSUED                                      -         -
  COMMON STOCK, $.25 PAR VALUE;
   AUTHORIZED 60,000,000 SHARES;
   ISSUED 17,611,657; 17,463,072 IN 1995     4,403     4,366
  ADDITIONAL PAID-IN CAPITAL               149,165   148,618
  RETAINED EARNINGS                         53,897    53,246
  UNREALIZED APPRECIATION IN MARKETABLE
   SECURITIES                                  509         -
  LESS: TREASURY STOCK-AT COST
    (3,332,069 SHARES; 3,015,311 IN
     1995)                                  60,306    55,676
            UNAMORTIZED RESTRICTED
             STOCK AND NOTE RECEIVABLE       6,010     6,069
                                          --------  --------


            TOTAL STOCKHOLDERS' EQUITY     141,658   144,485
                                          --------  --------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY               $335,767  $324,990
                                          ========  ========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  QUARTER ENDED
                                                    ----------------------------------------
                                                         JUNE 30,         JULY 1,
                                                           1996            1995
                                                        ---------        ---------
NET SALES                                                $212,079        $203,265
COST OF GOODS SOLD                                        169,385         169,116
                                                         --------        --------
     GROSS PROFIT                                          42,694          34,149
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                                  32,591          30,347
                                                         --------        --------
     INCOME FROM OPERATIONS                                10,103           3,802
INTEREST EXPENSE                                           (1,933)         (1,770)
OTHER INCOME (EXPENSE), NET                                  (611)          (414 )
                                                         --------        --------
     INCOME BEFORE INCOME TAXES                             7,559           1,618
INCOME TAXES                                                3,402             590
                                                         --------        --------
     NET INCOME                                          $  4,157        $  1,028
                                                         ========        ========
EARNINGS PER SHARE:
     PRIMARY                                             $    .28        $    .07
     FULLY DILUTED                                            .28             .07

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING:
     PRIMARY                                               16,102          14,440
     FULLY DILUTED                                         16,102          14,440
CASH DIVIDENDS PER SHARE                                 $    .03        $    .03

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  PLY GEM INDUSTRIES, INC., AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE DATA)


                                               SIX MONTHS
                                                 ENDED
                                        ---------------------
                                          JUNE 30,    JULY 1,
                                            1996       1995
                                            ----       ----

NET SALES                                 $354,097   $366,199
COST OF GOODS SOLD                         290,889    307,188
                                          --------   --------
     GROSS PROFIT                           63,208     59,011
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                   55,988     57,753
                                          --------   --------
     INCOME FROM OPERATIONS                  7,220      1,258
INTEREST EXPENSE                            (3,757)    (3,248)
OTHER INCOME (EXPENSE), NET                   (657)      (986)
                                          --------   --------

     INCOME (LOSS) BEFORE INCOME TAXES       2,806     (2,976)

INCOME TAXES (BENEFIT)                       1,287     (1,339)
                                          --------   --------

                                          $  1,519   $ (1,637)
     NET INCOME (LOSS)                    ========   ========

EARNINGS (LOSS) PER SHARE:
     PRIMARY                              $    .11   $   (.11)
     FULLY DILUTED                             .11       (.11)

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING:
     PRIMARY                                14,251     14,444
     FULLY DILUTED                          14,251     14,444
CASH DIVIDENDS PER SHARE                  $    .06   $    .06



         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                     SIX MONTHS ENDED
                                          ---------------------------------------
                                               JUNE 30,             JULY 1,
                                                 1996                1995
                                          ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
- ----------------------------------------
NET INCOME (LOSS)                                   $ 1,519             $ (1,637)
ADJUSTMENTS TO RECONCILE NET INCOME
 (LOSS)
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION            7,569             $ 6,787
   PROVISION FOR DOUBTFUL ACCOUNTS          1,526               1,136
   CHANGES IN ASSETS AND LIABILITIES:
- ----------------------------------------
     ACCOUNTS RECEIVABLE                  (13,830)             (2,691)
     INVENTORIES                           (4,494)             (5,398)
     PREPAID AND DEFERRED INCOME TAXES      1,272                (804)
     PREPAID EXPENSES AND OTHER CURRENT    (2,241)             (4,006)
      ASSETS
     ACCOUNTS PAYABLE AND ACCRUED
      EXPENSES                              8,873              (5,241)
     RESTRUCTURING                         (4,294)             (3,784)
     OTHER                                  3,550    (2,069)   (1,659)   (15,660)
                                          -------   -------   -------   --------

     NET CASH USED IN OPERATING                        (550)             (17,297)
      ACTIVITIES                                    -------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
- ----------------------------------------
  ADDITIONS TO PROPERTY, PLANT AND
   EQUIPMENT                                         (8,623)             (15,804)
  OTHER                                                 117                  900
                                                    -------             --------
  NET CASH USED IN INVESTING ACTIVITIES              (8,506)             (14,904)
                                                    -------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
- ----------------------------------------
  PURCHASE OF TREASURY SHARES                        (4,630)              (2,190)
  NET CHANGE IN REVOLVING NOTE
   BORROWINGS WITH
   ORIGINAL MATURITY OF  90 DAYS OR LESS              9,460               21,785
  CASH DIVIDENDS                                       (868)                (875)
  OTHER                                                 992                  847
                                                    -------             --------
  NET CASH PROVIDED BY FINANCING                      4,954               19,567
   ACTIVITIES                                       -------             --------
  NET DECREASE IN CASH AND CASH                      (4,102)             (12,634)
   EQUIVALENTS
  CASH AND CASH EQUIVALENTS AT                        8,107               14,403
   BEGINNING OF PERIOD                              -------             --------
  CASH AND CASH EQUIVALENTS AT END OF               $ 4,005             $  1,769
   PERIOD                                           =======             ========

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

      THESE STATEMENTS INCLUDE ALL ADJUSTMENTS, CONSISTING ONLY OF NORMAL RECURRING ACCRUALS, CONSIDERED NECESSARY FOR A FAIR PRESENTATION OF FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS OF THE COMPANY. THE FINANCIAL STATEMENTS INCLUDED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE LATEST ANNUAL REPORT ON FORM 10-K.

      IN 1996 THE COMPANY CHANGED ITS INTERIM FISCAL REPORTING PERIODS TO CONFORM TO CALENDAR PRESENTATION. THE CHANGE HAS NO MATERIAL EFFECT ON THE INTERIM COMPARISONS.

 NOTE 2 - DURING 1994, THE COMPANY RECORDED A CHARGE OF APPROXIMATELY $29.1 MILLION RELATED TO A RESTRUCTURING PROGRAM. THE STATUS OF THE COMPONENTS OF THE RESTRUCTURING PROVISION AT THE END OF THE PERIOD WAS:


                                                     (IN THOUSANDS)
                                           BALANCE AT
                                          DECEMBER 31,    1996     BALANCE AT
                                              1995      ACTIVITY  JUNE 30, 1996
                                          ------------  --------  -------------
CONSOLIDATION AND CLOSURE OF
 FACILITIES, INCLUDING
  SEVERANCE AND RELATED COSTS                   $7,779    $3,875        $ 3,904

OTHER, INCLUDING LEASE TERMINATION
 EXPENSES AND COSTS TO EXECUTE THE
  RESTRUCTURING PROGRAM                            235       150             85
                                                ------    ------        -------
                                                $8,014    $4,025         $3,989*
                                                ======    ======        =======


      *THE FOLLOWING AMOUNTS ARE INCLUDED IN THE CONSOLIDATED BALANCE SHEET AT JUNE 30, 1996 UNDER THE CAPTIONS: "ACCRUED RESTRUCTURING" ($2.1 MILLION), "OTHER LIABILITIES" ($1.2 MILLION), "PROPERTY, PLANT AND EQUIPMENT" (REDUCTION OF $ .2 MILLION), "INVENTORIES" (REDUCTION OF $ .4 MILLION), AND "ACCOUNTS RECEIVABLE" (REDUCTION OF $.1 MILLION).

 NOTE 3 -THE MAJOR CLASSES OF INVENTORIES WERE AS FOLLOWS:


                           (IN THOUSANDS)
                   JUNE 30 , 1996  DECEMBER 31, 1995
                   --------------  -----------------

FINISHED GOODS           $ 56,426            $54,530
WORK IN PROCESS            12,276             12,508
RAW MATERIALS              32,020             29,190
                         --------            -------
                         $100,722            $96,228
                         ========            =======

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 NOTE 4 - EARNINGS (LOSS) PER SHARE OF COMMON STOCK ARE COMPUTED BY DIVIDING NET EARNINGS (LOSS) BY THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING. THE DILUTIVE EFFECT OF STOCK OPTIONS HAS BEEN EXCLUDED FROM THE CALCULATIONS IN 1995 AND FOR THE FIRST THREE AND SIX MONTHS OF 1996 AS THEIR EFFECT WOULD BE ANTI-DILUTIVE. EARNINGS PER SHARE FOR THE SECOND QUARTER OF 1996 IS CALCULATED USING THE MODIFIED TREASURY STOCK METHOD, WHICH LIMITS THE ASSUMED PURCHASE OF TREASURY SHARES TO 20% OF THE OUTSTANDING COMMON SHARES.

 NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION FOR THE SIX MONTH PERIODS ARE AS
 FOLLOWS:


                           (IN THOUSANDS)
                     JUNE 30, 1996  JULY 1, 1995
                     -------------  ------------

INTEREST PAID               $3,156        $3,022
INCOME TAXES PAID              387           662

 NOTE 6 - THE ACCUMULATED AMORTIZATION OF COST IN EXCESS OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS ARE $21,151,000 AT JUNE 30, 1996 AND $19,917,000 AT DECEMBER 31, 1995.

 NOTE 7 - THE COMPANY'S LOAN AGREEMENTS WITH ITS BANKS REQUIRE THE COMPANY TO MAINTAIN A SPECIFIED LEVERAGE RATIO, FIXED CHARGE RATIO AND TANGIBLE NET WORTH LEVELS AND MAINTAIN CERTAIN FINANCIAL RATIOS, AMONG ITS PROVISIONS. UNDER THE MOST RESTRICTIVE OF THESE COVENANTS, AT JUNE 30, 1996 APPROXIMATELY $2,000,000 OF RETAINED EARNINGS WAS AVAILABLE FOR THE PAYMENT OF DIVIDENDS IN 1996.

 NOTE 8- HOOVER TREATED WOOD PRODUCTS, INC. ("HOOVER"), A WHOLLY-OWNED SUBSIDIARY OF THE COMPANY, IS A DEFENDANT IN A NUMBER OF LAWSUITS ALLEGING DAMAGE CAUSED BY ALLEGED DEFECTS IN CERTAIN PRESSURE TREATED INTERIOR WOOD PRODUCTS. HOOVER HAS NOT MANUFACTURED OR SOLD THESE PRODUCTS SINCE AUGUST, 1988. THE NUMBER OF LAWSUITS PENDING HAS DECLINED SIGNIFICANTLY FROM EARLIER PERIODS. MOST OF THE SUITS HAVE BEEN RESOLVED BY DISMISSAL OR SETTLEMENT WITH SETTLEMENTS BEING PAID OUT OF INSURANCE PROCEEDS OR OTHER THIRD PARTY RECOVERIES. HOOVER AND THE COMPANY ARE VIGOROUSLY DEFENDING THOSE SUITS WHICH REMAIN PENDING AND DEFENSE AND INDEMNITY COSTS ARE BEING PAID OUT OF INSURANCE PROCEEDS AND PROCEEDS FROM A SETTLEMENT BY HOOVER WITH SUPPLIERS OF MATERIAL USED IN THE PRODUCTION OF INTERIOR TREATED WOOD.

      HOOVER AND THE COMPANY HAVE ENGAGED IN COVERAGE LITIGATION WITH THEIR INSURERS AND HAVE SETTLED THEIR COVERAGE CLAIMS WITH A MAJORITY OF ITS INSURERS. THE COMPANY BELIEVES THAT THE REMAINING COVERAGE DISPUTES WILL BE RESOLVED ON A SATISFACTORY BASIS AND A SUBSTANTIAL AMOUNT OF ADDITIONAL COVERAGE WILL BE AVAILABLE TO HOOVER. IN REACHING THIS BELIEF, IT HAS ANALYZED HOOVER'S INSURANCE COVERAGE, CONSIDERED ITS HISTORY OF SETTLEMENTS WITH PRIMARY AND EXCESS INSURERS AND CONSULTED WITH COUNSEL.

      HOOVER HAS RECORDED A RECEIVABLE AT JUNE 30, 1996 (INCLUDED IN OTHER ASSETS) FOR APPROXIMATELY $10.4 MILLION FOR THE ESTIMATED PROCEEDS AND RECOVERIES RELATED TO INSURANCE MATTERS DISCUSSED ABOVE AND RECORDED AN ACCRUAL FOR THE SAME AMOUNT (INCLUDED IN OTHER LIABILITIES) FOR ITS ESTIMATED COST TO RESOLVE THOSE MATTERS NOT PRESENTLY COVERED BY EXISTING SETTLEMENTS WITH INSURANCE CARRIERS AND SUPPLIERS.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


 NOTE 8 - (CONTINUED)
 --------------------

      IN EVALUATING THE EFFECT OF THE LAWSUITS, A NUMBER OF FACTORS HAVE BEEN CONSIDERED, INCLUDING: THE LITIGATION HISTORY, THE SIGNIFICANT DECLINE IN THE NUMBER OF CASES, THE AVAILABILITY OF VARIOUS LEGAL DEFENSES AND THE LIKELY AVAILABILITY OF PROCEEDS FROM ADDITIONAL INSURANCE. BASED ON ITS EVALUATION, THE COMPANY BELIEVES THAT THE ULTIMATE RESOLUTION OF THE LAWSUITS AND THE INSURANCE CLAIMS WILL NOT HAVE A MATERIAL EFFECT UPON THE FINANCIAL POSITION OF THE COMPANY.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   QUARTER AND SIX MONTHS ENDED JUNE 30, 1996



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

 RESULTS OF OPERATIONS
 ---------------------

      THE COMPANY REPORTED SIGNIFICANTLY BETTER OPERATING RESULTS FOR THE SECOND QUARTER OF 1996 WHEN COMPARED WITH THE SECOND QUARTER OF 1995. ON A SALES INCREASE OF 4.3%, NET INCOME QUADRUPLED TO $4.2 MILLION UP FROM $1.0 MILLION FOR THE SAME QUARTER A YEAR AGO. OPERATING INCOME INCREASED OVER TWO AND ONE-HALF TIMES TO $10.1 MILLION FROM $3.8 MILLION FOR THE QUARTERLY COMPARISON PERIODS. THE SIGNIFICANT REASONS FOR THE IMPROVEMENT ARE DISCUSSED BELOW.

      NET SALES FOR THE SECOND QUARTER OF 1996 TOTALED $212.1 MILLION, AN INCREASE OF 4.3% OVER THE SAME PERIOD IN 1995. THE SECOND QUARTER SALES GROWTH WAS DRIVEN BY THE COMPANY'S WINDOWS, DOORS AND SIDING BUSINESSES WHICH EXPERIENCED DOUBLE DIGIT SALES GROWTH AND IMPROVED SALES IN THE COMPANY'S SPECIALTY WOOD BUSINESSES. APPROXIMATELY TWO-THIRDS OF THE SALES GROWTH WAS ATTRIBUTED TO UNIT VOLUME INCREASES AND THE REMAINDER TO INCREASES IN AVERAGE SELLING PRICES. FOR THE SIX MONTHS ENDED JUNE 30, 1996, NET SALES WERE $354.1 MILLION, AS COMPARED WITH $366.2 MILLION FOR THE CORRESPONDING PERIOD IN 1995. APPROXIMATELY ONE-HALF OF THE DECLINE IN NET SALES WAS DUE TO THE COMPANY'S PLANNED EXIT OR DE-EMPHASIS OF CERTAIN LOW MARGIN PRODUCTS WITH THE REMAINDER PRIMARILY DUE TO LOWER SALES IN THE COMPANY'S DISTRIBUTION BUSINESSES.

      GROSS PROFIT, EXPRESSED AS A PERCENTAGE OF SALES, WAS 20.1% IN THE SECOND QUARTER OF 1996 COMPARED WITH 16.8% FOR THE SAME PERIOD IN 1995. GROSS PROFIT DOLLARS INCREASED $8.5 MILLION OR 25% FOR THE COMPARISON PERIOD. GROSS PROFIT FOR THE FIRST HALF OF 1996 WAS 17.9% COMPARED WITH 16.1% IN 1995. THE SIGNIFICANT IMPROVEMENT WAS PRIMARILY ATTRIBUTABLE TO LOWER RAW MATERIAL COSTS, PARTICULARLY PVC RESIN AND GLASS, IMPROVED MANUFACTURING EFFICIENCIES AND PROCESS IMPROVEMENTS.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, AS A PERCENTAGE OF SALES, FOR THE 1996 SECOND QUARTER WAS 15.4% COMPARED WITH 14.9% FOR THE CORRESPONDING PERIOD IN 1995. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FOR THE FIRST HALF OF 1996 WERE ESSENTIALLY FLAT COMPARED TO THE FIRST HALF OF 1995.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   QUARTER AND SIX MONTHS ENDED JUNE 30, 1996


 RESULTS OF OPERATIONS - (CONTINUED)
 -----------------------------------


      THE COMPANY'S EFFECTIVE TAX RATE IN THE SECOND QUARTER OF 1996 WAS 45.0%, WHICH COMPARES WITH 36.5% IN THE SECOND QUARTER OF 1995. THE LOWER EFFECTIVE RATE FOR THE SECOND QUARTER OF 1995 RESULTS FROM THE REVISION OF THE COMPANY'S ESTIMATE OF THE EFFECTIVE TAX RATE EXPECTED TO BE APPLICABLE FOR THE FULL YEAR. THE EFFECTIVE TAX RATE FOR THE FIRST HALF OF 1995 AND 1996 WAS APPROXIMATELY THE SAME.

 LIQUIDITY AND CAPITAL RESOURCES
 -------------------------------

      THE COMPANY USED $.6 MILLION IN CASH FROM OPERATIONS DURING THE FIRST HALF OF 1996 COMPARED TO $17.3 MILLION IN THE CORRESPONDING 1995 PERIOD. THE SIGNIFICANT IMPROVEMENT IS DUE TO IMPROVED OPERATING RESULTS AND IMPROVED MANAGEMENT OF WORKING CAPITAL.

      SIGNIFICANT INVESTING ACTIVITIES IN THE FIRST HALF OF 1996 INCLUDE CAPITAL EXPENDITURES OF $8.6 MILLION PRIMARILY INCURRED BY THE COMPANY'S WINDOWS, DOORS AND SIDING SUBSIDIARIES. SIGNIFICANT FIRST HALF OF 1996 FINANCING ACTIVITIES RELATED TO THE NET INCREASE IN REVOLVING CREDIT BORROWINGS OF $9.5 MILLION USED PRINCIPALLY TO FINANCE THE CAPITAL EXPENDITURES OF THE COMPANY.

      THE COMPANY'S CURRENT RATIO OF 2.8 TO 1 AT JUNE 30, 1996 WAS SUBSTANTIALLY THE SAME AS IT WAS AT THE END OF 1995.

      THE COMPANY HAS A REVOLVING CREDIT FACILITY WITH A SYNDICATE OF ELEVEN BANKS WHICH PROVIDES FINANCING THROUGH FEBRUARY 1999. AVAILABILITY UNDER THIS FACILITY WAS APPROXIMATELY $48 MILLION AT JUNE 30, 1996.

      THE COMPANY ANTICIPATES THAT INTERNALLY GENERATED FUNDS FROM OPERATIONS, EXISTING CASH BALANCES AND THE COMPANY'S EXISTING CREDIT FACILITY SHOULD BE SUFFICIENT TO SATISFY ITS CASH REQUIREMENTS FOR THE NEXT OPERATING CYCLE.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                                 JUNE 30, 1996
                          PART II - OTHER INFORMATION


 ALL ITEMS ARE INAPPLICABLE EXCEPT:

 ITEM 1.  LEGAL PROCEEDINGS.

        SEE NOTE 8 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     (A) THE ANNUAL MEETING OF STOCKHOLDERS OF PLY GEM INDUSTRIES, INC. WAS HELD ON MAY 10, 1996.

     (B) THE DIRECTORS NAMED IN THE PROXY STATEMENT CONSTITUTING THE ENTIRE BOARD OF DIRECTORS WERE ELECTED TO ONE YEAR TERMS EXPIRING IN 1996, AS
          FOLLOWS:

                                          FOR         WITHHELD
                                          ---         --------
HERBERT P. DOOSKIN                        12,546,929   602,705
JOSEPH GOLDENBERG                         12,546,769   602,865
ALBERT HERSH                              12,550,402   599,232
WILLIAM LILLEY                            12,551,897   597,737
ELIHU H. MODLIN                           12,540,525   609,109
JEFFREY S. SILVERMAN                      12,545,988   603,646
DANA R. SNYDER                            12,551,269   598,365


 THE NOTICE OF ANNUAL MEETING OF STOCKHOLDERS AND PROXY STATEMENT FOR PLY GEM INDUSTRIES, INC. DATED APRIL 15, 1996 WAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A OF THE ACT AND IS INCORPORATED HEREIN BY REFERENCE.

 ITEM 5.  OTHER INFORMATION

 ON AUGUST 2, 1995, THE COMPANY ENGAGED THE INVESTMENT BANKING FIRM BEAR, STEARNS & CO. INC. TO EXPLORE STRATEGIC ALTERNATIVES FOR THE INTENT OF MAXIMIZING SHAREHOLDERS VALUE, INCLUDING THE POSSIBLE SALE OF THE COMPANY. ON JULY 16, 1996 THE COMPANY ANNOUNCED THE CONCLUSION OF THE BEAR, STEARNS & CO. INC. ENGAGEMENT WITH RESPECT TO THE AFORESAID.

 ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

    (A)   EXHIBITS: EXHIBIT 11 - SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE

                    EXHIBIT 27 - FINANCIAL DATA SCHEDULE

    (B) REPORTS - NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED JUNE 30, 1996.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                 JUNE 30, 1996


                              S I G N A T U R E S



      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                     PLY GEM INDUSTRIES, INC.
                                     ------------------------
                                     (REGISTRANT)



DATE:  AUGUST 12, 1996                /S/ HERBERT P. DOOSKIN
       ----------------------------   -----------------------
                                      EXECUTIVE VICE PRESIDENT
                                      PRINCIPAL FINANCIAL OFFICER