Form 10-Q
period 1996-09-30
PLY GEM INDUSTRIES INC
filed 1996-11-13
CIK 79209

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended September 30, 1996 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No _____
                                        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


            Class                           Outstanding at November 1, 1996
--------------------------------------      -------------------------------
Common stock, par value $.25 per share             14,000,597  Shares

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In Thousands)


ASSETS                                   September 30,   December 31,
------                                       1996            1995
                                         ------------    ------------
                                          (Unaudited)
Cash and cash equivalents                 $  4,586       $  8,107
Accounts receivable, net of allowance
  of $4,190; $4,511 in 1995                 51,016         33,020
Inventories                                 94,887         96,228
Prepaid and deferred income taxes            8,656         15,714
Other current assets                         9,467          9,194
                                          --------       --------
     Total current assets                  168,612        162,263

Property, plant and equipment - at cost
  net of accumulated depreciation and
  amortization of $60,397; $51,573 in
   1995                                     87,274         81,832
Patents and trademarks, net of
 accumulated amortization of $9,836;
 $8,971 in 1995                             14,503         15,334
Other intangible assets - net               14,786         15,507
Cost in excess of net assets acquired -
 net                                        21,984         23,081
Other assets                                21,616         26,973
                                          --------       --------
     Total assets                         $328,775       $324,990
                                          ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accounts payable and accrued expenses     $ 68,468       $ 52,645
Accrued restructuring                        1,182          4,480
Current maturities of long-term debt
 and capital leases                            574            458
                                          --------       --------
     Total current liabilities              70,224         57,583

Long-term debt                              87,329         93,135
Capital leases                               7,466          7,106
Other liabilities                           19,526         22,681

Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 5,000,000 shares; none
     issued                                      -              -
  Common stock, $.25 par value;
   authorized
    60,000,000 shares; issued
     17,623,885;
    17,463,072 in 1995                       4,406          4,366
  Additional paid-in capital               148,652        148,618
  Retained earnings                         60,393         53,246
  Unrealized appreciation in marketable
   securities                                  238              -
  Less: Treasury stock-at cost
    (3,625,288 shares; 3,015,311 in
     1995)                                  63,494         55,676
            Unamortized restricted
             stock and note receivable       5,965          6,069
                                          --------       --------
            Total stockholders' equity     144,230        144,485
                                          --------       --------
     Total liabilities and                $328,775       $324,990
      stockholders' equity                ========       ========

       See accompanying notes to the consolidated financial statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)
                     (In Thousands Except per Share Data)

                                                  Quarter Ended
                                          ------------------------------
                                          September 30,   September 30,
                                               1996            1995
                                          --------------  --------------
Net sales                                      $230,143        $210,973
Cost of goods sold                              180,720         173,529
                                               --------        --------
     Gross profit                                49,423          37,444
Selling, general and administrative
 expenses                                        34,103          30,738
                                               --------        --------

     Income from operations                      15,320           6,706
Interest expense                                 (1,729)         (1,822)
Other income (expense), net                        (667)           (519)
                                               --------        --------
     Income before income taxes                  12,924           4,365
Income taxes                                      6,009           2,089
                                               --------        --------
     Net income                                $  6,915        $  2,276
                                               ========        ========
Earnings per share:
     Primary                                   $    .45        $    .16
     Fully diluted                                  .45             .16

Weighted average number of shares
 outstanding:
     Primary                                     16,347          14,458
     Fully diluted                               16,347          14,458
Cash dividends per share                       $    .03        $    .03

         See accompanying notes to consolidated financial statements.

                  PLY GEM INDUSTRIES, INC., AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In Thousands Except per Share Data)

                                                   Nine Months
                                                      Ended
                                        -------------------------------
                                          September 30,   September 30,
                                               1996            1995
                                          --------------  --------------
Net sales                                      $584,240        $577,172
Cost of goods sold                              471,609         480,717
                                               --------        --------
     Gross profit                               112,631          96,455
Selling, general and administrative
 expenses                                        90,091          88,491
                                               --------        --------
     Income from operations                      22,540           7,964
Interest expense                                 (5,486)         (5,070)
Other income (expense), net                      (1,324)         (1,505)
                                               --------        --------
Income before income taxes                       15,730           1,389
Income taxes                                      7,296             750
                                               --------        --------
     Net income                                $  8,434        $    639
                                               ========        ========
Earnings per share:
     Primary                                   $    .58        $    .04
     Fully diluted                                  .58             .04

Weighted average number of shares
 outstanding:
     Primary                                     16,315          14,448
     Fully diluted                               16,315          14,448
Cash dividends per share                       $    .09        $    .09


         See accompanying notes to consolidated financial statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)

                                                            Nine Months Ended
                                                ------------------------------------------
                                                   September 30,         September 30,
                                                        1996                  1995
                                                --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income                                                 $  8,434              $    639
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
   Depreciation and amortization                $ 11,311              $ 10,454
   Provision for doubtful accounts                 1,796                 1,143
   Changes in assets and liabilities:
     Accounts receivable                         (19,792)              (11,300)
     Inventories                                   1,341                 1,788
     Prepaid and deferred income taxes             7,058                 1,248
     Prepaid expenses and other current
      assets                                         (35)               (1,456)
     Accounts payable and accrued
      expenses                                    15,823                (1,738)
     Restructuring                                (5,142)               (8,386)
     Other                                         4,046     16,406     (1,803)   (10,050)
                                                --------   --------   --------   --------

     Net cash from (used in) operating
      activities                                             24,840                (9,411)
                                                           --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Additions to property, plant and equipment                (14,466)              (23,256)
  Other                                                         362                   951
                                                           --------              --------
  Net cash used in investing activities                     (14,104)              (22,305)
                                                           --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Purchase of treasury shares                                (8,818)               (2,190)
  Net increase (decrease) in revolving
   note borrowings with  original
  maturity of  90 days or less                               (5,450)               22,361
  Cash dividends                                             (1,287)               (1,309)
  Other                                                       1,298                 1,233
                                                           --------              --------
  Net cash provided (used) in financing
   activities                                               (14,257)               20,095
                                                           --------              --------
  Net decrease in cash and cash
   equivalents                                               (3,521)              (11,621)
  Cash and cash equivalents at
   beginning of period                                        8,107                14,403
                                                           --------              --------
  Cash and cash equivalents at end of
   period                                                  $  4,586              $  2,782
                                                           ========              ========

         See accompanying notes to consolidated financial statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                              INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

NOTE 2 - During 1994, the Company recorded a charge of approximately $29.1 million related to a restructuring program. The status of the components of the restructuring provision at the end of the period was:


                                                     (In Thousands)

                                           Balance at              Balance at
                                          December 31,    1996    September 30,
                                              1995      Activity      1996
                                          ------------  --------  -------------
Consolidation and closure of
 facilities, including
  severance and related costs                   $7,779    $4,777       $ 3,002

Other, including lease termination
 expenses and  costs to execute
  the restructuring program                        235       150            85
                                                ------   -------       -------

                                                $8,014    $4,927         3,087 *
                                                ======    ======       =======

     *The following amounts are included in the consolidated balance sheet at September 30, 1996 under the captions: "accrued restructuring" ($1.2 million), "other liabilities" ($1.2 million), "property, plant and equipment" (reduction of $ .2 million), "inventories" (reduction of $ .4 million), and "accounts receivable" (reduction of $.1 million).

NOTE 3 -The major classes of inventories were as follows:


                              (In Thousands)

                   September 30, 1996  December 31, 1995
                   ------------------  -----------------
Finished goods                $52,797            $54,530
Work in process                12,403             12,508
Raw materials                  29,687             29,190
                              -------            -------
                              $94,887            $96,228
                              =======            =======

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 4 - Earnings per share of common stock are computed by dividing net income by the weighted average number of common shares outstanding for the periods. The dilutive effect of stock options has been excluded from the calculations in 1995 as their effect would be anti-dilutive. Earnings per share for the three and nine months ended September 30, 1996 are calculated using the modified treasury stock method, which limits the assumed purchase of treasury shares to 20% of the outstanding common shares.

NOTE 5 - Supplemental cash flow information for the nine month periods are as follows:


                                 (In Thousands)
                     September 30, 1996  September 30, 1995
                     ------------------  ------------------
Interest paid              $5,302               $4,632
Income taxes paid             665                  797

NOTE 6 - The accumulated amortization of cost in excess of net assets acquired and other intangible assets are $21,766,000 at September 30, 1996 and $19,917,000 at December 31, 1995.

NOTE 7 - The Company's loan agreements with its banks require the Company to maintain a specified leverage ratio, fixed charge ratio and tangible net worth levels and maintain certain financial ratios, among its provisions. Under the most restrictive of these covenants, at September 30, 1996 approximately $1,500,000 of retained earnings was available for the payment of dividends in 1996.

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

     Hoover and the Company have engaged in coverage litigation with their insurers and have settled their coverage claims with a majority of the insurers. The Company believes that the remaining coverage disputes will be resolved on a satisfactory basis and a substantial amount of additional coverage will be available to Hoover. In reaching this belief, it has analyzed Hoover's insurance coverage and the status of the coverage litigation, considered its history of settlements with primary and excess insurers and consulted with counsel.

     Hoover has recorded a receivable at September 30, 1996 (included in other assets) for approximately $9.7 million for the estimated proceeds and recoveries related to insurance matters discussed above and recorded an accrual for the same amount (included in other liabilities) for its estimated cost to resolve those matters not presently covered by existing settlements with insurance carriers and suppliers.

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

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996



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

Results of Operations
---------------------

     The Company reported significantly better operating results for the third quarter of 1996 when compared with the third quarter of 1995. On a net sales increase of approximately 9%, net income tripled to $6.9 million up from $2.3 million for the same quarter a year ago. Operating income increased almost two and one-half times to $15.3 million from $6.7 million for the quarterly comparison periods. Similar gains were experienced for the nine month comparison periods. The primary reasons for the improvements are discussed below.

     Net sales for the third quarter of 1996, which were the highest in the Company's history, totaled $230.1 million, an increase of about 9% over the same period in 1995. Third quarter sales growth was driven primarily by the Company's Windows, Doors and Siding and Specialty Woods businesses which experienced double digit growth for the quarter. Approximately 80% of the consolidated sales growth was attributed to unit volume increases and the remainder to increases in average selling prices. For the nine months ended September 30, 1996, net sales were $584.2 million, as compared with $577.2 million for the corresponding period in 1995.

     Gross profit, expressed as a percentage of sales, was 21.5% in the third quarter of 1996 compared with 17.7% for the same period in 1995. Gross profit dollars increased approximately $12 million or 32% for the comparison period. Gross profit for the nine months of 1996 was 19.3%, as compared with 16.7% in 1995. The significant improvement was primarily attributable to lower raw material costs, particularly PVC resin and glass, improved manufacturing efficiencies and process improvements.

     Selling, general and administrative expenses, as a percentage of sales, for the third quarter and first nine months of 1996 were essentially flat compared to the 1995 comparison periods.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996



Results of Operations - (Continued)
-----------------------------------

     The Company's effective tax rate in the third quarter of 1996 was 46.5%, which compares with 47.9% in the third quarter of 1995. The effective tax rate for first nine months of 1996 and 1995 was 46.4% and 54.0% respectively. The lower effective tax rates for the comparison periods are due primarily to the lower proportion of non-deductible amortization to income before taxes.

Liquidity and Capital Resources
-------------------------------

     The Company generated $24.8 million in cash from operations during the first nine months of 1996 compared to usage of $9.4 million in the corresponding 1995 period. The significant improvement is due to improved operating results and improved management of working capital.

     Significant investing activities in the first nine months of 1996 include capital expenditures of $14.5 million, compared to $23.3 million for the corresponding 1995 period, primarily incurred by the Company's Windows, Doors and Siding subsidiaries. Significant first nine months of 1996 financing activities related to the net decrease in revolving credit borrowings of $5.5 million and purchase of treasury shares of $8.8 million.

     The Company's current ratio of 2.4 to 1 at September 30, 1996 was substantially the same as it was at the end of 1995.

     The Company has a revolving credit facility with a syndicate of eleven banks which provides financing through February 1999. Availability under this facility was approximately $67 million at September 30, 1996.

     The Company anticipates that internally generated funds from operations, existing cash balances and the Company's existing credit facility should be sufficient to satisfy its cash requirements for the next operating cycle.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                               September 30, 1996
                          PART II - OTHER INFORMATION


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

Item 6.    Exhibits and Reports on Form 8-K.

     (a) Exhibits: Exhibit 11 - Schedule of computation of net income per share

                     Exhibit 27 - Financial Data Schedule

     (b) Reports - No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                              September 30, 1996


                              S I G N A T U R E S



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Ply Gem Industries, Inc.
                                    ------------------------
                                    (Registrant)



Date:  November 13, 1996            /s/ Herbert P. Dooskin
       -------------------          ------------------------
                                    Executive Vice President
                                    Principal Financial Officer