Form 10-K405
period 1996-12-31
PLY GEM INDUSTRIES INC
filed 1997-03-28
CIK 79209

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                               ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

    For the fiscal year ended December 31, 1996.

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
                                                   -----    ----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of the registrant, using the closing price which the registrant's voting stock was sold on such date, was $154,500,000 as of March 24, 1997.

  The number of shares outstanding of the registrant's common stock, $.25 par value was 14,000,828 as of March 24, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

        IDENTIFICATION OF DOCUMENT          PART INTO WHICH INCORPORATED
        --------------------------        ---------------------------------
   Proxy Statement for Annual Meeting of
    Stockholders
    to be held on May 9, 1997             Part III--Items 10, 11, 12 and 13

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  PLY GEM Industries, Inc., a Delaware corporation ("Ply Gem", hereinafter with its subsidiaries referred to collectively as the "Company"), was originally incorporated in 1946 in New York and reincorporated in Delaware in 1987. The Company is a leading manufacturer and distributor of a wide range of building products for use in the remodeling and new construction of residential and light-commercial properties. The Company believes that it is among the nation's largest manufacturers of wood windows, vinyl windows, vinyl siding and accessories and a major supplier of specialty wood and other related products. Each of the Company's ten wholly-owned subsidiaries and its one division have achieved a leading market position within their respective niches of the building products industry.

  Ply Gem continues to successfully employ its strategies for becoming the supplier of choice to the building products industry. Across the multiple distribution channels it serves, the Company is teamed with the premier customers, including the major home centers, whose sales represent the fastest growing segment of the market. The Company's broad line of branded products, combined with its national service capabilities, including the ability to deliver directly to individual retail outlets, enable it to meet the unique needs of each of the customers and channels it serves. Through ongoing expansion of its branded products strategy and innovative cross marketing and bundling programs, Ply Gem continues to expand its share of the growing market for building products.

  The Company's products are distributed through an extensive network which includes major retail home center chains, specialty one-step building products distributors, lumber and building products wholesalers, professional contractors and Company operated distribution centers. The products are marketed primarily in the United States through Company sales personnel and independent representatives.

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

                                                                          YEAR
                                                                        ACQUIRED
                                                                        --------
     WINDOWS, DOORS AND SIDING
     Variform, Inc. ("Variform")......................................    1986
     Great Lakes Window, Inc. ("Great Lakes").........................    1986
     SNE Enterprises, Inc. ("SNE")....................................    1989
     Richwood Building Products, Inc. ("Richwood")....................    1992
     SPECIALTY WOOD PRODUCTS
     Ply*Gem Manufacturing
     Hoover Treated Wood Products, Inc. ("Hoover")....................    1983
     Sagebrush Sales, Inc. ("Sagebrush")..............................    1988
     Continental Wood Preservers, Inc. ("Continental")................    1988
     DISTRIBUTION
     Goldenberg Group, Inc. ("Goldenberg")............................    1983
     Allied Plywood Corporation ("Allied")............................    1985
     HOME PRODUCTS
     Studley Products, Inc. ("Studley")...............................    1969

WINDOWS, DOORS AND SIDING

  SNE Enterprises, Inc.: SNE manufactures a full line of wood, clad and vinyl windows and patio doors, glass and polycarbonate skylights, and wooden interior bifold doors. SNE's products are sold under the Crestline (R), Vetter (R) and Kenergy (R) brand names, as well as through numerous private label programs, to wholesale distributors, home centers and lumber yards. SNE's products are marketed to both the home improvement and new construction markets. The Company believes that it is a leading supplier of wood windows which are sold directly to the major home centers and the fourth largest producer of wood windows in the United States.

  Crestline (R) and Vetter (R) brand wood windows are available with primed or clad exteriors, and offer innovative product features with a wide selection of options. A complete range of window styles include double hung, single hung, casement, awning, sliding, garden, angle bay and bow windows. Specialty and custom windows are available in a wide variety of shapes and sizes. Patio doors are offered in traditional hinged, French hinged, sliding and French sliding designs.

  The CrestWood (TM) Series of premium wood windows and patio doors combine the performance of an energy efficient, maintenance-free solid vinyl exterior with the warmth and beauty of a natural pine, oak, walnut or cherry interior that can be painted or stained. Most SNE products are available with insulated divided lite glass, a patented energy efficient replica of historically correct narrow mutten bar divided lite wood windows and patio doors.

  VinylCrest (TM) and ProCraft (TM), comprise a complete line of solid vinyl windows, which are available for replacement and new construction applications, in a full range of styles. The introduction of these series of vinyl windows give SNE a growing presence in vinyl windows which is the fastest growing segment in the window market. These product offerings are a critical component of SNE's strategy to offer windows in all price points and market segments. In addition to an extremely broad line of standard windows and doors, its custom window factory can build nearly any shape and size window.

  SNE differentiates itself from its competition with a multiple brand strategy, multi-channels of distribution (with an emphasis on the home center market), an established distribution network utilizing custom design and manufacturing capabilities, and a superior field sales and service support network. SNE's ability to sell in full truck load and less than truck load quantities is tailored to the desires of large home center chains which prefer to purchase windows direct from the manufacturer. SNE is unique in its ability to offer a full product line that includes primed and clad wood windows and patio doors, vinyl windows and patio doors and skylights under a single brand.

  The Company believes that SNE will continue to grow as its existing products gain market share due to improved brand recognition from cooperative and other advertising programs with its customers, and the introduction of new and innovative products such as CrestWood (TM), VinylCrest (TM) and ProCraft(TM). Furthermore, SNE expects to enjoy continued growth as a result of its focus on the fastest growing segment of the industry, home centers and lumber yards, which will continue to generate an increasing share of industry sales.

  Currently, SNE's strongest market presence is in the Northeast and Midwest. SNE believes significant opportunity exists to expand geographically, particularly in the Southeast, Southwest, West Coast and international markets.

  Variform, Inc.: Variform is a manufacturer of vinyl siding, soffit, skirting and accessories, which are available in a wide variety of woodgrains and colors. Its products are used in both remodeling and new construction applications and have captured an increasing share of the overall market for exterior siding materials (which includes wood, aluminum and masonry) due to its ease of installation, high performance, durability, low maintenance requirements and price stability as compared to alternative siding materials. Products are marketed principally to building materials distributors, who in turn sell primarily to home centers and lumber yards, the fastest growing distribution channel for vinyl siding. Variform markets its products under Cedar Lane(R),

Varigrain(R), Duragrain(R), Timber Oak(R) and ProLoc(R).The Company believes Variform is the leading supplier to home centers and lumber yards, and the third largest producer of vinyl siding in the United States. In addition, it is a supplier to the growing Eastern European market.

  Vinyl siding is sold to either specialty distributors who, in turn, sell directly to remodeling contractors or builders, or to building materials wholesale distributors who sell to home centers and lumberyards who in turn sell to remodeling contractors and consumers (two-step distribution). The Company believes that Variform is able to compete on favorable terms as a result of its broad distribution coverage, high quality innovative products, and production efficiency. Additionally, Variform is strongest in the retail segment of the market, which continues to grow at a rate that is faster than the overall market.

  Great Lakes Window, Inc.: Great Lakes is a manufacturer of high quality, energy efficient and maintenance free vinyl windows and patio doors, which are available in a wide variety of styles and options. Historically, Great Lakes focused only on the replacement segment of the vinyl window market. However, in response to the growing acceptance of standard size vinyl windows in new construction applications, Great Lakes introduced a new construction vinyl window in 1994. Great Lakes markets its products under the Great Lakes (R) Gold, PLY GEM (R) Premium, Uniframe (R), and MC + (TM) brand names. Great Lakes's window and patio door systems are available for both new construction and replacement applications. The new construction series is available in both standard and custom sizes. Replacement units are custom manufactured to exact customer specifications. The Company believes it is among the largest suppliers of vinyl windows serving the replacement market in the United States.

  Products include single hung, double hung, bow and bay, casement, garden, sliding and awning windows, as well as hinged and sliding patio doors in the new construction and remodeling markets. Great Lakes offers a wide selection of products, including a variety of vinyl colors and interior woodgrains, several different grille styles and patterns and a wide assortment of glass options.

  Great Lakes's product lines feature fusion welded sash and frame corners which are guaranteed not to separate, leak air or water, or require maintenance. The Intercept (TM) warm edge glass spacer system is manufactured in one continuous piece, resulting in a stronger, more energy efficient insulated glass unit. A unique weather-stripping system ensures one of the lowest air infiltration ratings in the industry. Additionally, Great Lakes is the only vinyl window manufacturer to offer Easy Clean (TM) glass, which works like Teflon (TM) on cookware, providing an owner with a window which requires less cleaning. Great Lakes has pioneered other product innovations which differentiate its product line from other window manufacturers, including wood grain vinyl interiors available in three finishes, multi-point locking hardware, and sliding patio doors which utilize a proprietary tank type roller system.

  Great Lakes's replacement products are sold through specialty distributors and directly to large contractors. The new construction series is currently being sold under private label programs and to a select number of Great Lakes's dealer distributors. Great Lakes's multiple brand approach has allowed it to achieve maximum penetration in a given geographic area, by offering dealer distributors individual brands on an exclusive basis. Great Lakes relies on a highly trained company sales force that is among the most effective in the industry.

  The Company believes that Great Lakes is able to compete successfully due to the breadth and quality of its product offering and its merchandising support.

  Richwood Building Products, Inc.: Richwood is a manufacturer of a broad line of injection molded siding components for the remodeling and new construction markets. Siding components include blocks, which allow for the flush mounting of items like light fixtures to the exterior of a home, and gable vents that provide attic ventilation. The products are sold to home centers, lumberyards and wholesale distributors of building materials. Richwood is the only manufacturer of siding components to offer a color selection to match or compliment the colors offered by most, if not all, major manufacturers of vinyl siding.

SPECIALTY WOOD PRODUCTS

  Hoover Treated Wood Products, Inc.: Hoover is a leading producer of pressure treated wood products, offering a full range of preservative and fire retardant treated lumber and wood products, which are sold to home centers, cooperative buying groups and lumber yards for use in architecturally specified applications, commercial construction and residential building. Its products include lumber and plywood which have been treated for fire retardancy and for protection against moisture or insect infestation. Products are sold under PYRO-GUARD (R), CCA KDAT and EXTERIOR FIRE-X brand names.

  Sagebrush Sales, Inc.: Sagebrush is a manufacturer and distributor of specialty lumber and related building products for a variety of uses including roofing, decking, siding, landscaping and interior paneling marketed principally in the Southwest.

  Ply*Gem Manufacturing ("PGM") is a manufacturer and distributor of decorative products for the home including prefinished wood paneling, solid wood planking, imported ceramic, marble and porcelain tile, melamine coated kitchens and bath panels finished and unfinished wood and melamine shelving as well as other products sold to home centers and lumber yards. The Ply*Gem brand name has become synonomous with fine quality interior finished products that add value and beauty to any construction or remodeling project. PGM has been undergoing a transformation from a manufacturer of prefinished wall paneling into a strategic, value-added supplier of a wide range of products for the national home center chains.

  Continental Wood Preservers, Inc.: Continental is a manufacturer of pressure treated wood products for home improvement retailers and lumberyards in the Midwest.

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

DISTRIBUTION

  Allied Plywood Corporation: Allied is a distributor of a broad range of high end specialty wood and wood related products, including hardwood plywood, melamine and other laminated board products, hardwood lumber, high pressure laminates (HPL), solid surface materials and cabinet hardware. Allied is a leading importer of specialty wood panels from all over the world, including Russian plywood sold under its brand name Baltic Birch (R). Allied's customers are industrial woodworkers, including cabinet manufacturers, architectural millworkers, and manufacturers of store fixtures, furniture, and signs and exhibits. Allied sells its products through an extensive network of ten company operated warehouse facilities and utilizes public warehouses from time to time located in various major port cities. Sales are generated by a well trained and experienced sales force.

  Allied differentiates itself from its competitors, which primarily include local independent distributors, by its superior customer service, geographic coverage and breadth of product line. As a result, it has become a preferred distributor of many products, selling them on an exclusive, or limited exclusive, basis.

  The Company believes that Allied's future growth will be from the introduction of new products, and expansion of its market territories.

  Goldenberg Group, Inc.: Goldenberg is a West Coast manufacturer and distributor of furniture components, laminates and board products to furniture manufacturers and other original equipment manufacturers, building materials retailers and wholesalers. In addition to distribution of wood products, Goldenberg's strengths are laminating, drawer parts, cut to size components and other value added services on a just-in-time basis. As a large manufacturer and distributor of high quality, cost efficient products for the furniture, ready-to-assemble, cabinet and building industries, Goldenberg specializes in providing custom laminations to industrial customers that meet almost any specification.

HOME PRODUCTS

  Studley Products, Inc.: Studley is a manufacturer of disposable paper vacuum cleaner bags. Studley's products are sold to manufacturers of vacuum cleaners, mass merchandisers and other retailers and recently to the retail home center market and other retailers.

PRODUCTION AND FACILITIES

  The Windows, Doors and Siding Group operates thirteen manufacturing and warehouse facilities in the United States.

  SNE's manufacturing process of wood windows and patio doors involves cutting and shaping of components that are assembled with high speed tools. Manufacturing begins with the receipt of cutstock, which is inspected for quality and then machined (tenoning and molding). After a part has been machined, it is sent to a dip process which treats the wood with a preservative to make it more resistant to damage from moisture. Then the part may be toned or painted, depending on the requirements of a specific order, and dried, palletized and readied for delivery into the various assembly areas. On a just-in-time basis, insulated glass is fabricated upon the receipt of an order beginning with the cutting of raw sheet glass by a computerized glass cutter which optimizes yield and reduces costly scrap. The necessary wood parts are then pulled from inventory and sash frames and unit frames are assembled and finished with appropriate cladding and hardware, again, depending on the specific requirements of an individual order. The finished sash is then installed into the assembled frame, at which time product labels and optional parts, such as screens, are attached to the finished unit.

  Variform's vinyl siding is produced by an extrusion process which forms siding through various dies from certain resin compounds, primarily polyvinyl chloride ("PVC"). PVC resin is received by rail car and is unloaded into a storage silo in staging for blending. The blending operations are a state-of-the-art, computer-controlled operation where PVC resin and other ingredients, such as stabilizers and processing aids, are blended to give a highly-consistent feedstock for the extrusion process. A variety of capstocks and a substrate are blended in this operation and stored in intermediate silos ready for draw down into the extrusion process. The extrusion process draws blended feedstock to each production line via pneumatic conveying systems. The polymer extruded from the co-extrusion process passes through an embossing roll to imprint the desired woodgrain pattern then passes through post form tooling and a water bath to give the panel its desired shape.

  Richwood's siding components are manufactured through an injection molding process using proprietary mold designs and polypropylene. The polypropylene is vacuum fed from containers to injection molding machines.

  Great Lakes's and SNE's insulated vinyl framed replacement windows are manufactured from insulated glass and vinyl extrusions. The vinyl lineals are cut to requirements and welded together to create sash and unit frames. Hardware is then added and the product is prepared for shipping.

  The Specialty Woods Group operates eight production and warehouse facilities in the United States. The treatment process by Hoover and Continental of wood products generally involves vacuum pressure impregnation of chemicals into the wood in an enclosed vessel to ensure thorough penetration to meet industry and government standards. Some of the wood is kiln dried after treatment to remove moisture imparted during the pressure impregnation process, providing a clean, dry and dimensionally more stable product. Ply Gem Manufacturing's high-speed laminating production facilities in Gloucester City, New Jersey afford flexibility in laminating paper and vinyl to various substrate materials. Several unique proprietary processes are employed to manufacture these products efficiently. Specialty lumber products, including siding, decking and paneling are manufactured by Sagebrush in two facilities with a combined annual production capacity in excess of 100 million board feet.

  The Distribution Group operates twelve distribution centers located primarily in the East and utilizes public warehouses located in various major port cities.

  Disposable paper vacuum cleaner bags are manufactured at one facility in the United States and one in Canada.

RAW MATERIALS

  The principal raw materials used in the manufacture of the Company's products are PVC, polypropylene, glass, vinyl extrusions, particle board, fiberboard, plywood, various species of lumber such as pine, spruce, hemlock and fir, various chemicals, filter paper, woven and non woven fabric, and paper.

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

SEASONALITY

  The demand for building products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of activity in both the home improvement and new construction markets. The Company's lower sales levels usually occur during the first and fourth quarters. Since a high percentage of the Company's manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income tends to be lower in quarters with lower sales.

BACKLOG

  In general, the Company does not produce against a backlog of firm orders; production is geared primarily to the level of incoming orders and to projections of future demand. Depending upon the business, significant inventories of finished goods, work-in-process and raw materials are maintained to meet delivery requirements of customers.

  Hoover and Continental maintain a steady backlog of firm orders to be filled in an amount representing approximately 5% of its annual sales. Distribution consists of warehouse operations where orders are filled from stock and where there is no significant backlog.

EMPLOYEES

  At December 31, 1996 approximately 4,000 people were employed by the Company. Approximately 1,700 of such employees are covered by collective bargaining agreements which expire at various times over the next three years. The Company has not had any significant work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES.

  The Windows, Doors and Siding Group operates thirteen manufacturing and warehouse facilities in the United States, ranging in size from approximately 5,000 square feet to 660,000 square feet. Of these facilities, six are owned, and seven are leased under net leases that expire at various dates through 2017. The group's manufacturing facilities operated at ranges of approximately 60% to 75% of capacity during 1996.

  The Specialty Woods Group operates eight manufacturing and warehouse facilities in the United States ranging in size from approximately 20,000 square feet to 200,000 square feet. Of these facilities, six are owned and two are leased under net leases that expire at various dates through 2001. The group's manufacturing facilities operated at ranges of approximately 50% to 90% of capacity during 1996.

  Distribution operates twelve distribution centers located primarily in the East ranging in size from approximately 18,000 square feet to 257,000 feet. Two facilities are owned and ten facilities are leased under leases that expire at various dates through 2005.

  Home Products has one manufacturing facility (approximately 160,000 square feet) in the United States and one (approximately 39,000 square feet) in Canada. These facilities are leased by the Company under leases that expire in 2007. The facilities operated at ranges of approximately 65% to 70% of capacity during 1996.

  The Company's building, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for current and future production requirements.

  The Company's executive offices are located at 777 Third Avenue, New York, New York and consist of 12,300 square feet of office space which is leased through 1999.

ITEM 3. LEGAL PROCEEDINGS.

  Hoover, a wholly-owned subsidiary of Ply Gem, is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated interior wood products. Hoover has not manufactured or sold these products since August 1988. Sales of these products constituted less than 3% of total sales of Ply Gem and its subsidiaries on a consolidated basis during the period January 1, 1984 through December 31, 1990. The number of lawsuits pending has declined significantly from earlier periods. Most of the suits have been resolved by dismissal or settlement with settlements being paid out of insurance proceeds or other third party recoveries. Hoover and Ply Gem are vigorously defending the suits which remain pending and defense and indemnity costs are being paid out of insurance proceeds and proceeds from the settlement by Hoover with suppliers of material used in the production of interior treated wood products.

  Hoover and Ply Gem have engaged in coverage litigation with their insurers and have settled their coverage claims with a majority of the insurers. Hoover and Ply Gem believes that the remaining coverage disputes will be resolved on a satisfactory basis and a substantial amount of additional coverage will be available. In reaching this belief, it has analyzed Hoover's insurance coverage and the status of the coverage litigation, considered its history of settlements with primary and excess insurers and consulted with counsel.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1996.

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

                                         1996                     1995
                               ------------------------ ------------------------
           QUARTER              HIGH     LOW   DIVIDEND  HIGH     LOW   DIVIDEND
------------------------------ ------- ------- -------- ------- ------- --------
First......................... $18 3/4 $14 5/8 $    .03 $21 1/4 $17 1/8 $    .03
Second........................  15 7/8  12 7/8      .03  18 3/4      15      .03
Third.........................  13 7/8  11 1/2      .03      19      15      .03
Fourth........................  13 1/8  11 3/4      .03  19 1/8  15 5/8      .03

  The Company has paid cash dividends on its Common Stock since 1976 and presently pays quarterly dividends at the annual rate of $.12 per share.

  The Company's revolving credit facility has limitations on the annual amounts of the Company's dividends. Under the most restrictive provision, at December 31, 1996, approximately $2,800,000 was available for the payment of dividends in 1997.

  The number of stockholders of record of the Company's common stock as of March 24, 1997 was approximately 2,700.

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

                                   1996   1995 (1)  1994 (2)    1993     1992
                                 -------- --------  --------  -------- --------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA

Net sales....................... $774,928 $755,198  $808,874  $731,454 $632,640
Net income (loss)...............   10,454   (7,402)   (8,531)    9,650    6,306
Net income (loss) per share.....      .74     (.51)     (.62)      .75      .56

BALANCE SHEET DATA:

Total assets.................... $313,447 $324,990  $345,569  $344,944 $313,997
Long-term debt..................   73,166   93,135    79,501    92,898   62,451
Capital lease obligations.......    9,231    7,106     7,159     7,166    7,215
Convertible subordinated
 debentures.....................      --       --        --     50,000   50,000
Stockholders' equity............  145,783  144,485   161,636   128,942  118,439
Dividends per common share......      .12      .12       .12       .12      .12

--------
(1) Results include a pretax charge of $12.0 million related to the write-down of long-lived assets.
(2) Results include a nonrecurring pretax charge of $41.0 million, related to employee severance, facility consolidations and closures and asset writedowns.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  Ply Gem reported significantly improved financial results in 1996 when compared to 1995. Before giving effect to the one-time charge of the write-down of long-lived assets in the fourth quarter of 1995:

  . Income from operations almost tripled to $29 million from $10.5 million;

  . Gross margins expanded to 19.2% from 16.5%;

  . Net income advanced to $10.5 million from $.2 million;

  . Net sales for the year increased 3% to $774.9 million as nine of eleven business units reported higher sales;

  . Cash provided by operations increased to $50.7 million from $11.1 million; and

  . Long-term debt declined 21% to $73.2 million from $93.1 million.

  The following discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Annual Report.

 Results of Operations for 1996 Compared with 1995 and 1995 Compared with 1994

NET SALES

  Net sales for 1996 totaled $774.9 million, a 3% increase over 1995 sales of $755.2 million. The sales growth was driven primarily by the Company's Windows, Doors and Siding and Specialty Woods businesses. Nine out of eleven of the Company's business units reported increased sales in 1996 when compared to 1995. Approximately two-thirds of the consolidated sales growth was attributed to unit volume increases and the remainder to increases in average selling prices.

  Net sales for 1995 totaled $755.2 million, a decrease of 7% from 1994 net sales of $808.9 million. The primary cause of the decline in sales was the Company's planned discontinuance or de-emphasis of certain low margin products. Excluding these products, net sales declined 2% for the comparison period. The 1995 sales growth in the Company's Windows, Doors and Siding businesses was offset by both lower sales volume at the Company's Specialty Wood businesses, which were impacted by low framing lumber prices, and lower volume at the Company's Distribution businesses.

GROSS PROFIT

  Gross margins increased to 19.2% in 1996 from 16.5% in 1995. Gross profit for 1996 increased 19.1% to $148.5 million, as compared to prior year's gross profit of $124.6 million. The significant improvement resulted from actions taken to reduce costs, including aggressive procurement initiatives, particularly with regard to vinyl profiles and glass, improved productivity and process improvements and ongoing cost containment measures. In addition, lower raw material costs, particularly PVC resin and glass (which are used to manufacture siding and windows), product mix and lower unit freight costs contributed to the improvement in gross margins.

  Gross margins were 16.5% in 1995 as compared to 19.2% in 1994. The 1995 gross margins were impacted by higher conversion costs, including costs related to the restructuring program such as training and moving costs but not classified as such, product mix, and new product manufacturing start-up costs. In addition, higher raw material costs, particularly PVC resin and glass had a negative impact on gross margins in the Company's Windows, Doors and Siding businesses, as did declining framing lumber prices in the Company's Specialty Wood businesses and lower absorption of fixed manufacturing costs in the Company's Distribution business.

  The Company's results of operations are affected by fluctuations in the market prices of wood products and PVC resin which are used as raw materials in its various manufacturing operations. Over the years, the Company has experienced significant fluctuations in the cost of these commodities from primary suppliers. A variety of factors over which the Company has no control, including supply and demand, environmental regulations, weather and economic conditions, impact the cost of these materials. The Company anticipates that these fluctuations will continue in the future. Although the Company attempts to increase sales prices of its products in response to higher material costs, such increases may lag behind the escalation of the cost of raw materials in question. While the Company intends to increase prices in a timely manner to cover possible increases in the cost of its raw materials, its ability to do so may be limited by competitive or other factors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses, as a percentage of net sales, were 15.4% in 1996 as compared to 15.1% in 1995 and 14.7% in 1994. The modest percentage and absolute dollar increase of $5.3 million for the 1996 comparison period to 1995 is primarily due to higher employment costs and higher incentive compensation expenses. In absolute dollars, selling, general and administrative expenses declined by $4.6 million in 1995 compared to 1994 primarily due to lower amortization of intangibles, lower employment costs related in part to the reduction in workforce and lower incentive compensation expense.

WRITE-DOWN OF LONG-LIVED ASSETS AND NONRECURRING CHARGES

  As described in Notes 4 and 11 to the consolidated financial statements, the Company recorded a pretax charge of $12.0 million ($7.6 million after tax) in 1995 related to the write-down of certain long-lived assets.

During 1994, the Company recorded nonrecurring charges of $41 million ($25.7 million after tax), relating to a restructuring program and for unusual items primarily consisting of the write-down of certain intangible assets and discontinued products.

  The 1994 restructuring program was designed by prior operating management to improve the Company's cost structure primarily through facilities consolidations and closures, abandonment of certain information systems and workforce reductions. Implementation of several initiatives associated with the restructuring program have been postponed indefinitely or have resulted in higher costs than originally anticipated. As a result the Company has not realized the savings from the restructuring it had expected.

  The cash outlays with respect to the 1994 restructuring program during 1996 of approximately $5 million relate primarily to severance costs, lease termination expenses and costs associated with the abandonment of certain information systems. Noncash writedowns relate primarily to fixed asset and inventory write-offs in connection with the closing or consolidation of facilities. Remaining cash outlays relate primarily to work-force related activities and are expected to total approximately $1.9 million of which approximately $1.1 million are expected to be expended in 1997.

INCOME FROM OPERATIONS

  Income from operations, advanced to $29 million in 1996 compared to $10.5 million in 1995 and $36.9 million in 1994. The significant improvement in income from operations in 1996 resulted primarily from improved operating results at the Company's Windows, Doors and Siding and Specialty Woods businesses slightly offset by lower operating results at the Company's Distribution and Home Products businesses both of which faced very competitive market conditions during 1996. As discussed above, income from operations for 1995 and 1994 excludes the write-down of long-lived assets and nonrecurring charges, respectively.

INTEREST EXPENSE

  Interest expense was $6.8 million in 1996 compared to $6.6 million in 1995 and $7.5 million in 1994. The decline in interest expense in 1995 resulted from the conversion of the Company's 10% Convertible Subordinated Debentures into common stock during March 1994, partially offset by higher average debt balances and higher interest rates experienced in 1995.

  The Company uses various financial instruments to mitigate the Company's exposure to changes in floating interest rates. The impact of these instruments on the Company's results of operations and on its financial position is explained further in Note 8 to the consolidated financial statements.

OTHER EXPENSE

  The increase in other expense of $1.8 million for the 1995 to 1994 comparison period, primarily relates to higher accounts receivable program costs due to an increase in the average amount of receivables sold under this program during 1995 as compared to 1994. Other expense in 1996 primarily includes the costs associated with the sale of accounts receivable's program.

INCOME TAXES

  The effective income tax rate (benefit in 1995 and 1994) was 46.6% in 1996, 27.9% in 1995 and 28.6% in 1994. The difference between these rates and the statutory rate was primarily due to non-deductible goodwill amortization and certain state tax benefits relating to the write-down of long-lived assets in 1995 and nonrecurring charges in 1994 which, in accordance with the criteria set forth in SFAS No. 109, were not recognized.

NET INCOME

  Net income, before the write-down of long-lived assets, advanced to $10.5 million in 1996 from $.2 million in 1995. Net income before nonrecurring charges was $17.2 million in 1994. The factors cited above were responsible for the improvement in the operating results of the Company.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has a $200 million revolving credit facility with a syndicate of eleven banks which provides financing through February 1999. Availability under this facility was $85 million at December 31, 1996.

  The table below summarizes the Company's cash flow from operating, investing and financing activities as reflected in the Consolidated Statements of Cash Flows.

                                                            1996   1995   1994
                                                            -----  -----  -----
                                                              (IN MILLIONS)
Cash provided by (used in):
  Operating activities..................................... $50.7  $11.1  $48.8
  Investing activities..................................... (17.1) (26.2) (19.9)
  Financing activities..................................... (31.8)   8.8  (27.0)
                                                            -----  -----  -----
Net increase (decrease) in cash and cash equivalents....... $ 1.8  $(6.3) $ 1.9
                                                            =====  =====  =====

OPERATING ACTIVITIES

  Net cash provided from operations was $50.7 million in 1996, compared to $11.1 million provided in 1995. The $39.6 million increase resulted primarily from improved operating results and improved management of working capital.

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

  Capital expenditures were $17.6 million in 1996 compared to $27.8 million in 1995 and $23.0 million in 1994. Approximately $9.9 million and $4.3 million incurred in 1995 and 1994, respectively, were in connection with the design and development of the Company's information systems. The outlays in 1996 were primarily for machinery and equipment used to expand capacity, improve productivity and tool new products. The Company expects to incur approximately $22 million for capital expenditures in 1997.

  Capital expenditures provide a basis for future growth. The acceptability of a capital project is based on many factors, including its discounted cash flow, return on investment and projected payback period. Management expects that its capital expenditure program will continue at a level sufficient to support the strategic and operating needs of the Company's operating subsidiaries.

FINANCING ACTIVITIES

  During 1996, the Company decreased bank debt by $19.5 million primarily as a result of improved operating results and improved working capital management. In the fourth quarter of 1994, the Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. During 1996, the Company purchased 752,200 shares of common stock at a cost of $10 million, bringing the total shares acquired under this program to approximately 920,000 shares. The Company is expected to continue its buy-back program during 1997, subject to market conditions.

BALANCE SHEET ANALYSIS

  The capitalization of the Company (long-term debt plus stockholders' equity) was $228.2 million at December 31, 1996. The ratio of debt to capitalization was 36% at December 31, 1996, as compared to 41% at December 31, 1995 reflecting the decrease in bank debt during 1996 and improved operating results.

  The Company's working capital was $86.6 million at December 31, 1996 compared to $104.7 million at December 31, 1995. The current ratio was 2.3 at December 31, 1996, compared to 2.8 at December 31, 1995. The decrease in working capital was the result of a decrease in current assets of $7.5 million from December 31, 1995 to December 31, 1996 and an increase in current liabilities of $10.6 million during the same period. The decrease in current assets at December 31, 1996 compared to December 31, 1995 resulted primarily from lower inventories due to improvement in inventory turns, lower accounts receivable as a result of higher cash collections during the fourth quarter of 1996 compared to the same period in 1995 and lower prepaid income taxes resulting from refunds received in 1996 in connection with federal carryback claims recorded in December 31, 1995. The increase in current liabilities from December 31, 1995 to December 31, 1996 was due primarily to an increase in accounts payable and accrued expenses resulting from continued emphasis on working capital management.

  The Company will continue to have cash requirements to support working capital needs, pay interest, and fund capital expenditures. In order to meet these cash requirements, the Company intends to use internally generated funds and, if necessary, borrowings from its credit facility. Management believes cash generated from these sources will be adequate to meet the Company's cash requirements over the next 12 months.

SEASONAL NATURE OF BUSINESS

  The demand for building products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. The Company's lower sales levels usually occur during the first and fourth quarters. Since a high percentage of the Company's manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income tends to be lower in quarters with lower sales.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

  Certain statements included in this Annual Report on Form 10-K, including the words "believes," "anticipates," "expects" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged carefully to review and consider the various disclosures made by the Company in this report, as well as the Company's periodic reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
        (THE INDEX TO CONSOLIDATED FINANCIAL STATEMENTS IS INCORPORATED
           BY REFERENCE IN ITEM 14(A) OF PART IV OF THIS FORM 10-K)

                                                                           PAGE
                                                                           ----
Report of Independent Certified Public Accountants........................  13
Financial Statements
  Consolidated Balance Sheets at December 31, 1996 and 1995...............  14
  Consolidated Statements of Operations for the Three Years Ended December
   31, 1996...............................................................  15
  Consolidated Statements of Stockholders' Equity for the Three Years
   Ended December 31, 1996................................................  16
  Consolidated Statements of Cash Flows for the Three Years Ended December
   31, 1996...............................................................  17
  Notes to Consolidated Financial Statements..............................  18
Quarterly Data............................................................  27

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
 Ply Gem Industries, Inc.

  We have audited the accompanying consolidated balance sheets of Ply Gem Industries, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ply Gem Industries, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          GRANT THORNTON LLP

New York, New York
February 25, 1997

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                        DECEMBER 31,
                                                  -------------------------
                                                      1996         1995
                                                      ----         ----
                     ASSETS
Cash and cash equivalents.......................  $  9,924,000 $  8,107,000
Accounts receivable, net of allowance of
 $3,039,000: $4,511,000 in 1995.................    28,003,000   31,736,000
Inventories.....................................    92,983,000   96,228,000
Prepaid and deferred income taxes...............    10,905,000   15,714,000
Other current assets............................    12,975,000   10,478,000
                                                  ------------ ------------
    Total Current Assets........................   154,790,000  162,263,000
Property, plant and equipment--at cost, net.....    90,681,000   81,832,000
Patents and trademarks, net of accumulated amor-
 tization of $9,776,000; $8,971,000 in 1995.....    13,793,000   15,334,000
Intangible assets, net..........................    14,794,000   15,507,000
Cost in excess of net assets acquired, net......    21,618,000   23,081,000
Other assets....................................    17,771,000   26,973,000
                                                  ------------ ------------
    TOTAL ASSETS................................  $313,447,000 $324,990,000
                                                  ============ ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses...........  $ 50,937,000 $ 40,455,000
Accrued restructuring...........................     1,138,000    4,480,000
Accrued payroll and commissions.................    10,408,000    7,790,000
Accrued insurance...............................     4,285,000    4,400,000
Current maturities of long-term debt and capital     1,380,000      458,000
 leases.........................................  ------------ ------------
    Total Current Liabilities...................    68,148,000   57,583,000
Long-term debt..................................    73,166,000   93,135,000
Capital leases..................................     9,231,000    7,106,000
Other liabilities...............................    17,119,000   22,681,000
Stockholders' equity                                       --           --
  Preferred stock, $.01 par value; authorized
  5,000,000 shares; none issued Common stock,
   $.25 par value; authorized 60,000,000 shares;
   issued 17,676,540 shares; 17,463,072 shares
   in 1995......................................     4,419,000    4,366,000
  Additional paid-in capital....................   149,226,000  148,618,000
  Retained earnings.............................    61,993,000   53,246,000
                                                  ------------ ------------
                                                   215,638,000  206,230,000
Less
  Treasury stock--at cost (3,687,954 shares;
   3,015,311 shares in 1995)....................    63,936,000   55,676,000
  Unamortized restricted stock and note receiv-      5,919,000    6,069,000
   able.........................................  ------------ ------------
    TOTAL STOCKHOLDERS' EQUITY..................   145,783,000  144,485,000
                                                  ------------ ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..  $313,447,000 $324,990,000
                                                  ============ ============

        The accompanying notes are an integral part of these statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             YEARS ENDED DECEMBER 31,
                                      ----------------------------------------
                                          1996          1995          1994
                                      ------------  ------------  ------------
Net sales............................ $774,928,000  $755,198,000  $808,874,000
Cost of goods sold...................  626,424,000   630,552,000   653,270,000
                                      ------------  ------------  ------------
  Gross profit.......................  148,504,000   124,646,000   155,604,000
Selling, general and administrative
 expenses............................  119,494,000   114,171,000   118,726,000
Write-down of long-lived assets                --     11,950,000           --
Nonrecurring charges                           --            --     40,962,000
                                      ------------  ------------  ------------
  Income (loss) from operations......   29,010,000    (1,475,000)   (4,084,000)
Interest expense.....................   (6,773,000)   (6,649,000)   (7,479,000)
Other expense........................   (2,658,000)   (2,138,000)     (386,000)
                                      ------------  ------------  ------------
  Income (loss) before income taxes..   19,579,000   (10,262,000)  (11,949,000)
Income tax provision (benefit).......    9,125,000    (2,860,000)   (3,418,000)
                                      ------------  ------------  ------------
  Net Income (loss).................. $ 10,454,000  $ (7,402,000) $ (8,531,000)
                                      ============  ============  ============
Earnings (loss) per share............         $.74         $(.51)        $(.62)
                                      ------------  ------------  ------------
Weighted average number of shares
 outstanding.........................   14,065,000    14,445,000    13,870,000
                                      ------------  ------------  ------------

        The accompanying notes are an integral part of these statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               THREE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                              COMMON STOCK                                    TREASURY STOCK
                          ---------------------                            ----------------------
                                                 ADDITIONAL
                          NUMBER OF               PAID-IN      RETAINED    NUMBER OF
                            SHARES     AMOUNT     CAPITAL      EARNINGS     SHARES      AMOUNT
                          ---------- ---------- ------------  -----------  ---------  -----------
Balance at January 1,
 1994...................  11,872,509 $2,968,000 $ 64,006,000  $72,601,000    910,073  $ 9,362,000
Cash dividends on common
 stock ($.12 per share).                                       (1,673,000)
Exercise of employee
 stock options..........   2,672,318    668,000   23,423,000               1,197,241   29,465,000
Tax benefit arising from
 exercise of stock
 options................                           9,962,000
Conversion of
 debentures.............   2,751,328    688,000   48,379,000
Purchase of stock for
 treasury...............                                                     640,700   12,175,000
Other...................          40         --    1,197,000                  (2,695)     (48,000)
Net loss................                                       (8,531,000)
                          ---------- ---------- ------------  -----------  ---------  -----------
Balance at December 31,
 1994...................  17,296,195  4,324,000  146,967,000   62,397,000  2,745,319   50,954,000
Cash dividends on common
 stock ($.12 per share).                                       (1,749,000)
Exercise of employee
 stock options..........     166,872     42,000    1,494,000                  30,580      573,000
Tax benefit arising from
 exercise of stock
 options................                             174,000
Shares held for
 distribution to
 employee profit sharing
 trust..................                                                     (52,500)    (819,000)
Purchase of stock for
 treasury...............                                                     292,000    4,955,000
Other                              5        --       (17,000)                    (88)      13,000
Net loss................                                       (7,402,000)
                          ---------- ---------- ------------  -----------  ---------  -----------
Balance at December 31,
 1995...................  17,463,072  4,366,000  148,618,000   53,246,000  3,015,311   55,676,000
Cash dividends on common
 stock ($.12 per share).                                       (1,707,000)
Exercise of employee
 stock options..........     213,468     53,000    1,916,000                  63,612      915,000
Tax benefit arising from
 exercise of stock
 options................                             367,000
Contribution of treasury
 stock to employee
 profit sharing trusts..                          (1,039,000)               (140,700)  (2,608,000)
Purchase of stock for
 treasury...............                                                     752,200    9,998,000
Other...................                            (636,000)                 (2,469)     (45,000)
Net income..............                                       10,454,000
                          ---------- ---------- ------------  -----------  ---------  -----------
Balance at December 31,
 1996...................  17,676,540 $4,419,000 $149,226,000  $61,993,000  3,687,954  $63,936,000
                          ========== ========== ============  ===========  =========  ===========

  The accompanying notes are an integral part of these statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 YEARS ENDED DECEMBER 31,
                          ---------------------------------------------------------------------------
                                   1996                      1995                      1994
                          ------------------------  ------------------------  -----------------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income (loss).......               $10,454,000               $(7,402,000)             $(8,531,000)
Adjustments to reconcile
 net income (loss) to
 net cash provided by
 operating activities:
 Depreciation...........  $11,359,000               $10,521,000               $8,733,000
 Amortization...........    3,594,000                 3,650,000                4,652,000
 Non-cash profit
  sharing expense.......    2,243,000                       --                       --
 Write-down of long-
  lived assets..........          --                 11,950,000                      --
 Nonrecurring charges
  net of cash payments
  of $5,223,000.........          --                        --                35,739,000
 Deferred taxes.........    3,339,000                 3,644,000               (8,067,000)
 Provision for doubtful
  accounts..............    1,982,000                 1,505,000                  874,000
 Changes in assets and
  liabilities...........
   Accounts receivable..    1,751,000                 9,617,000               10,515,000
   Inventories..........    3,245,000                 6,861,000                5,575,000
   Prepaid expenses and
    other current
    assets..............    2,135,000                (5,129,000)               1,459,000
   Accounts payable and
    accrued expenses....   12,985,000                (8,195,000)               3,860,000
   Income taxes payable.          --                        --                (4,902,000)
   Accrued
    restructuring.......   (5,574,000)              (10,608,000)                     --
   Other assets.........    3,141,000   40,200,000   (5,305,000)  18,511,000  (1,061,000)  57,377,000
                          -----------  -----------  -----------  -----------  ----------  -----------
   Net cash provided by
    operating
    activities..........                50,654,000                11,109,000               48,846,000
                                       -----------               -----------              -----------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Additions to property,
  plant and equipment...               (17,583,000)              (27,827,000)             (23,046,000)
 Funds used for
  construction..........                       --                        --                 1,327,000
 Proceeds from
  property, plant and
  equipment disposals...                   473,000                   799,000                1,681,000
 Proceeds from sales of
  marketable
  securities, net.......                       --                    788,000                      --
 Other..................                   (17,000)                   25,000                  129,000
                                       -----------               -----------              -----------
   Net cash used in
    investing
    activities..........               (17,127,000)              (26,215,000)             (19,909,000)
                                       -----------               -----------              -----------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Short-term debt
  repayments, net.......                       --                        --                (2,330,000)
 Repayment of long-term
  debt..................                  (533,000)                 (481,000)                (881,000)
 Net increase
  (decrease) in
  revolving note
  borrowings with
  original maturity of
  90 days or less.......               (19,540,000)               14,040,000              (14,884,000)
 Purchase of stock for
  treasury..............                (9,998,000)               (4,955,000)             (12,175,000)
 Cash dividends.........                (1,707,000)               (1,749,000)              (1,673,000)
 Proceeds from exercise
  of employee stock
  options...............                 1,500,000                 1,499,000                6,491,000
 Other..................                (1,432,000)                  456,000               (1,581,000)
                                       -----------               -----------              -----------
Net cash provided by
 (used in) financing
 activities.............               (31,710,000)                8,810,000              (27,033,000)
                                       -----------               -----------              -----------
   Net increase
    (decrease) in cash
    and cash
    equivalents.........                 1,817,000                (6,296,000)               1,904,000
Cash and cash
 equivalents at
 beginning of year......                 8,107,000                14,403,000               12,499,000
                                       -----------               -----------              -----------
Cash and cash
 equivalents at end of
 year...................               $ 9,924,000               $ 8,107,000              $14,403,000
                                       ===========               ===========              ===========

        The accompanying notes are an integral part of these statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Ply Gem Industries, Inc. ("Ply Gem") through its subsidiaries (the "Company") operates predominantly in one industry segment, which consists of the manufacture and sale of vinyl siding, wood and vinyl-framed windows, doors, skylights, prefinished decorative plywood and decorator wall and floor coverings, furniture components, pressure-treated wood products and the distribution of other products for the building products and home improvement markets.

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of Ply Gem Industries, Inc. and its wholly-owned subsidiaries after eliminating all significant intercompany accounts and transactions. Certain prior year items have been reclassified to conform to 1996 presentation.

CASH AND CASH EQUIVALENTS

  Cash and cash equivalents include cash on hand and temporary investments having an original maturity of three months or less.

INVENTORIES

  Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

LONG-LIVED ASSETS

  (a) Property, Plant and Equipment

  Owned property, plant and equipment are depreciated over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Service lives for principal assets are 5 to 35 years for buildings and improvements and 3 to 12 years for machinery and equipment.

  Leasehold improvements are amortized on a straight-line basis over their respective lives or the terms of the applicable leases, including expected renewal options, whichever is shorter. Capitalized leases are amortized on a straight-line basis over the terms of the leases or their economic useful lives.

  (b) Patents and Trademarks

  Purchased patents and trademarks are recorded at appraised value at time of the business acquisition and are being amortized on a straight-line basis over their estimated remaining economic lives; thirteen to seventeen years for patents and thirty years for trademarks.

  (c) Cost in Excess of Net Assets Acquired and Other Intangibles

  Cost in excess of net assets acquired is being amortized from twenty to thirty years on a straight-line basis. Other intangibles, which arose primarily from the allocation of purchase prices of businesses acquired, are being amortized on a straight-line basis over thirty-nine years.

  The Company annually evaluates the carrying value of its long-lived assets to evaluate whether changes have occurred that would suggest that the carrying amount of such assets may not be recoverable based on the estimated future undiscounted cash flows of the businesses to which the assets relate. Any impairment loss would be equal to the amount by which the carrying value of the assets exceed its fair value.

INCOME TAXES

  Deferred income tax liabilities and assets reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating loss and credit carryforwards. These differences are classified as current or noncurrent

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES based upon the classification of the related asset or liability. Deferred income tax assets, such as benefits related to net operating loss and credit carryforwards, are recognized to the extent that such benefits are more likely than not to be realized.

FINANCIAL INSTRUMENTS

  The Company utilizes various financial instruments to manage interest rate risk associated with its borrowings. Interest rate swap agreements modify the interest characteristics of a portion of the Company's debt. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. Interest rate caps are used to lock in a maximum interest rate if rates rise, but enables the Company to otherwise pay lower market rates. The cost of interest rate cap agreements are amortized to interest expense over the life of the cap. Payments received as a result of the cap agreements reduce interest expense. The unamortized costs of the cap agreements are included in other assets.

  The fair value for cash, receivables, accounts payable, and accrued liabilities approximate carrying amount because of the short maturity of these instruments. The fair value of long-term debt approximates its carrying amount, as the debt carries variable interest rates.

EARNINGS (LOSS) PER SHARE

  Earnings (loss) per share of common stock is computed by dividing net income
(loss) by the weighted average number of common shares outstanding. Stock options have been excluded from the calculations as their effect would be anti-dilutive.

STOCK BASED COMPENSATION

  The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company recognizes no compensation expense for the stock option grants.

CUSTOMERS

  The Company's products are distributed through an extensive network that includes major retail home center chains, specialty home remodeling distributors, lumber and building products wholesalers, professional contractors and Company operated distribution centers. The products are marketed predominately in the United States through Company sales personnel and independent representatives. One customer accounted for approximately 19% of the Company's net sales for the years ended December 31, 1996 and 1995 and approximately 14% in 1994.

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

NOTE 2 ACCOUNTS RECEIVABLE

  The Company has a program which currently allows for the sale of up to $50 million of undivided fractional interests in a designated pool of eligible accounts receivable to a financial institution with limited recourse. The program expires in April 1998. At December 31, 1996 and 1995 respectively, the Company sold $45 and $42 million of receivables under this program. Program costs of $3,540,000, $3,205,000, and $1,892,000 are included in "other expense" for 1996, 1995 and 1994, respectively. $5,000,000, due from officer, was repaid subsequent to year end.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 3 INVENTORIES

  The classification of inventories at the end of each year was as follows:

                                                            1996        1995
                                                         ----------- -----------
   Finished goods....................................... $53,833,000 $54,530,000
   Work in progress.....................................   9,724,000  12,508,000
   Raw materials........................................  29,426,000  29,190,000
                                                         ----------- -----------
                                                         $92,983,000 $96,228,000
                                                         =========== ===========

NOTE 4 PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment at the end of each year consisted of the following:

                                                          1996         1995
                                                       -----------  -----------
   Land............................................... $ 2,668,000  $ 2,704,000
   Buildings and improvements.........................  27,044,000   24,853,000
   Machinery and equipment............................  94,912,000   78,830,000
   Transportation equipment...........................   2,156,000    2,428,000
   Furniture and fixtures.............................  10,378,000   11,312,000
   Capital leases.....................................  10,705,000    7,501,000
   Construction in progress...........................   5,575,000    5,777,000
                                                       -----------  -----------
                                                       153,438,000  133,405,000
   Accumulated depreciation and amortization.......... (62,757,000) (51,573,000)
                                                       -----------  -----------
                                                       $90,681,000  $81,832,000
                                                       ===========  ===========

  During the fourth quarter of 1995, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and recorded a non cash pretax charge of $12.0 million ($7.6 million after tax) related to the write-down of certain long-lived assets. The charge consisted of a write-down of approximately $9.5 million related to the Company's information system and $2.5 million related primarily to certain machinery and equipment.

NOTE 5 INTANGIBLE AND OTHER ASSETS

  Accumulated amortization of cost in excess of net assets acquired and other intangible assets is $22,357,000 at December 31, 1996 and $19,917,000 at December 31, 1995.

  The balance sheet at December 31, 1996 includes notes receivable from an officer. The 1992 Note ($5,400,000 principal amount at December 31, 1996 including current maturities), has an average interest rate of 7.1% and is due in approximately equal annual installments through 2003. Under the terms of the note, principal and interest are forgiven upon the attainment of at least a 20% improvement in net income, as defined, compared to the prior year or at the discretion of the Board of Directors. Accordingly, the annual installments for 1996 and 1994 were forgiven. The 1994 Note ($3,000,000 principal amount at December 31, 1996 including current maturities) and the 1995 Note ($5,000,000 principal amount at December 31, 1996) have interest rates which are the higher of the Company's average bank borrowing rate or the applicable Federal rate in effect for such period. They are payable in annual installments of $250,000 each with the final payments due December 31, 1998 and April 30, 2001, respectively. Furthermore, under the terms of the officer's employment agreement, the notes are forgiven upon the occurrence of a change in control of the Company or the permanent disability of the officer. The long-term portion of the 1992 and 1994 Notes are included in other assets. The 1995 Note has been reflected as a reduction of stockholders' equity since the officer may reduce the indebtedness through the Company's redemption of its shares which are owned by the officer.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 6 STOCKHOLDERS' EQUITY

  In addition to treasury stock, deductions from stockholders' equity consists of unamortized restricted stock of $919,000 and $1,069,000 at December 31, 1996 and 1995, respectively and notes receivable due from officer of $5,000,000 at December 31, 1996 and 1995. See Note 5.

NOTE 7 SUPPLEMENTAL CASH FLOW INFORMATION

  Supplemental cash flow information for the years ended December 31 is as follows:

                                                  1996       1995       1994
                                               ---------- ---------- ----------
   Interest paid (net of $453,000 capitalized
    in 1996, $746,000 in 1995 and $323,000 in
    1994)..................................... $6,609,000 $5,887,000 $5,546,000
                                               ---------- ---------- ----------
   Income taxes paid.......................... $6,939,000 $  872,000 $2,819,000
                                               ---------- ---------- ----------

  Noncash financing activities involve the issuance of common stock upon conversion of $49,963,000 of the Company's Debentures in 1994 and in 1996 the Company acquired approximately $3.2 million of equipment under capital leases.

NOTE 8 LONG-TERM DEBT

  The composition of long-term debt at the end of each year was as follows:

                                                           1996        1995
                                                        ----------- -----------
   Revolving credit facility expiring in 1999.......... $66,000,000 $85,540,000
   Industrial Development Revenue Bonds maturing at
    various dates to 2012, generally at floating
    interest rates which are reset periodically (6.0 %
    weighted average interest rate for 1996)...........   7,561,000   7,955,000
   Other...............................................      34,000      45,000
                                                        ----------- -----------
                                                         73,595,000  93,540,000
   Less current maturities.............................     429,000     405,000
                                                        ----------- -----------
                                                        $73,166,000 $93,135,000
                                                        =========== ===========

  The Company has a revolving credit facility with a syndicate of banks, which provides financing of up to $200 million through February 1999. Interest on borrowings are at varying rates based, at the Company's option, on the London Interbank Offered Rate (LIBOR) plus a spread or the bank's prime rate. The Company pays a facility fee quarterly which, based on a formula, averaged .42% of the committed amount during 1996. The average weighted interest rate on the credit facility for the year 1996 and 1995 was 6.7% and 6.9%, respectively (6.3% and 7.0% at December 31, 1996 and 1995, respectively). The credit facility includes customary covenants, including covenants limiting the Company's ability to pledge assets or incur liens on assets and financial covenants requiring among other things, the Company to maintain a specified leverage ratio, fixed charge ratio and tangible net worth levels. In addition, the amount of annual dividends the Company can pay is limited based on a formula. At December 31, 1996 $2,800,000 was available for payments of dividends in 1997. Borrowings under this credit facility are collateralized by the common stock of the Company's principal subsidiaries.

  The Company periodically enters into interest rate swap and cap agreements as a hedge against interest rate exposure of its floating rate bank debt. In 1996, the Company entered into $75 million of interest rate swap agreements, whereby the Company will pay the counterparties interest at a fixed rate of 5.53% and the counterparties will pay the Company interest at a floating rate equal to one month LIBOR for a two year period

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES ending December 3, 1998. At the option of the counterparties, the termination date may be extended to December 3, 1999 upon notice to the Company. The Company also entered into $75 million of interest rate cap agreements which entitles the Company to receive from the counterparties on a monthly basis an amount by which the Company's interest payments on $75 million of its floating rate debt exceed 7% during the period December 5, 1998 to December 5, 1999.

  Future maturities of long-term debt, for the years 1997 through 2001, are:
1997-$429,000; 1998-$446,000; 1999-$66,476,000; 2000-$495,000 and 2001-
$525,000.

  The net book value of property, plant and equipment pledged as collateral under industrial revenue bonds was approximately $6,751,000 at December 31, 1996.

NOTE 9 INCOME TAXES

  The income tax provision (benefit) for the years ended December 31 consisted of the following:

                                              1996       1995         1994
                                              ----       ----         ----
   Federal
     Current.............................. $4,163,000 $(7,485,000) $(6,195,000)
     Deferred.............................  3,075,000   4,172,000   (7,353,000)
   Foreign................................     13,000       7,000      (21,000)
   State and local
     Current..............................  1,243,000     800,000      903,000
     Deferred.............................    264,000    (528,000)    (714,000)
                                           ---------- -----------  -----------
                                            8,758,000  (3,034,000) (13,380,000)
     Tax benefit from exercise of stock       367,000     174,000    9,962,000
      options............................. ---------- -----------  -----------
     Actual tax provision (benefit)....... $9,125,000 $(2,860,000) $(3,418,000)
                                           ========== ===========  ===========

  The significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                          1996         1995
                                                          ----         ----
   Net deferred tax assets(liabilities)--current:
     Nonrecurring charge.............................  $   397,000  $ 1,917,000
     Allowance for bad debts.........................    1,765,000    1,567,000
     Accrued expenses deductible for tax purposes
      when paid......................................    3,682,000    2,775,000
     State and local net operating loss and tax
      credit carryforwards...........................    2,465,000    1,747,000
     Other...........................................     (227,000)      47,000
                                                       -----------  -----------
       Total deferred tax assets.....................    8,082,000    8,053,000
       Valuation allowance for deferred tax assets...   (1,104,000)    (897,000)
                                                       -----------  -----------
       Net deferred tax current assets...............  $ 6,978,000  $ 7,156,000
                                                       ===========  ===========
   Net deferred tax liabilities (assets)--noncurrent:
     Write-down of long-lived assets.................  $(2,242,000) $(4,107,000)
     Nonrecurring charge.............................     (395,000)  (1,073,000)
     Accelerated depreciation........................    7,500,000    6,557,000
     State net operating loss and credit
      carryforwards..................................     (916,000)         --
     Accrued expenses deductible for tax purposes
      when paid......................................   (2,254,000)  (2,318,000)
     Income not recognized for book purposes.........     (595,000)    (671,000)
     Other...........................................    1,522,000    1,070,000
       Net deferred tax noncurrent liabilities         -----------  -----------
        (assets).....................................  $ 2,620,000  $  (542,000)
                                                       ===========  ===========

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

  As of December 31, 1996, the Company has deferred tax assets largely attributable to the 1995 write-down of long-lived assets (see Note 4) and various state net operating loss and tax credit carryforwards. Deferred tax assets, net of the valuation reserve, are expected to be realized through future taxable income and from the reversal of temporary differences.

  The actual income tax provision (benefit) varies from the Federal statutory rate applied to consolidated pretax income (loss) as follows:

                                               1996       1995         1994
                                               ----       ----         ----
   Income taxes at Federal statutory rate
    of 35%................................  $6,853,000 $(3,592,000) $(4,182,000)
     Increases resulting fromState and
      local income taxes net of Federal
      income tax benefit..................   1,080,000     177,000      123,000
     Amortization of cost in excess of net
      assets acquired.....................     534,000     478,000      509,000
     Other--net...........................     658,000      77,000      132,000
                                            ---------- -----------  -----------
     Actual tax provision (benefit).......  $9,125,000 $(2,860,000) $(3,418,000)
                                            ========== ===========  ===========

NOTE 10 RETIREMENT PLANS

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

  The components of pension expense are as follows:

                                             1996         1995        1994
                                          -----------  ----------  ----------
   Service cost--benefits earned in
   current year.......................... $ 1,032,000  $1,013,000  $1,044,000
   Interest cost on projected benefit
   obligation............................     983,000     923,000     782,000
   Income earned on plan assets..........    (643,000) (1,053,000)   (866,000)
   Net amortization and deferral.........    (317,000)    200,000      28,000
                                          -----------  ----------  ----------
                                          $ 1,055,000  $1,083,000  $  988,000
                                          ===========  ==========  ==========

  Assumptions used in the computation of net pension expense are as follows:

                                                               1996  1995  1994
                                                               ----  ----  ----
   Weighted average discount rate for plan obligations........ 8.0%  8.0%  8.0%
   Rate of future compensation increases...................... 5.0   5.0   5.0
   Weighted average rate of return on plan assets............. 8.8   8.8   8.8
                                                               ===   ===   ===

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

  The reconciliation of the funded status of the plans at year end follows:

                                                         1996         1995
                                                      -----------  -----------
   Accumulated benefit obligation:
    Vested........................................... $11,200,000  $10,595,000
    Nonvested........................................     572,000      676,000
                                                      -----------  -----------
   Total.............................................  11,772,000   11,271,000
   Projected salary increases........................   2,050,000    1,793,000
                                                      -----------  -----------
   Projected benefit obligation......................  13,822,000   13,064,000
   Plan assets at fair value.........................  12,883,000   12,088,000
                                                      -----------  -----------
   Assets less than projected benefit obligation.....    (939,000)    (976,000)
   Unrecognized net gain.............................  (1,053,000)  (1,111,000)
   Unrecognized prior service cost...................   1,656,000    1,742,000
   Unrecognized transition cost......................     120,000      158,000
   Additional liability..............................  (1,403,000)  (1,623,000)
                                                      -----------  -----------
   Accrued pension................................... $(1,619,000) $(1,810,000)
                                                      ===========  ===========

  The Company maintains a discretionary profit sharing plan with a voluntary 401(k) option for certain of its salaried and hourly employees who vest after meeting certain minimum age and service requirements. Profit sharing plan expense, including the Company's 401(k) match was $2,243,000, $1,371,000 and $2,636,000 for 1996, 1995 and 1994, respectively. The contributions consisted of the Company's common stock.

NOTE 11 NONRECURRING CHARGES

  During 1994, the Company recorded nonrecurring charges of $41.0 million ($25.7 million after tax), consisting of approximately $29.1 million related to a restructuring program and $11.9 million for unusual items primarily consisting of the write down of certain intangible assets and discontinued products.

  The status of the components of the restructuring provision at the end of the year was:

                                    BALANCE AT        1996       BALANCE AT
                                 DECEMBER 31, 1995  ACTIVITY  DECEMBER 31, 1996
                                 ----------------- ---------- -----------------
   Consolidation and closure of
    facilities, including
    severance and related
    costs......................     $7,779,000     $5,663,000    $2,116,000
   Other, including lease
    termination expenses and
    costs to execute the               235,000        235,000           --
    restructuring program......     ----------     ----------    ----------
                                    $8,014,000*    $5,898,000    $2,116,000*
                                    ==========     ==========    ==========

--------
* The following amounts are included in the consolidated balance sheet at December 31, 1996 and 1995, respectively under the captions: "accrued restructuring" ($1.1 and $4.5 million), "other liabilities" ($.8 and $3.1 million), "property, plant and equipment" (reduction of $.1 and $.2 million), and "various other asset accounts" (reduction of $.1 and $.2 million).

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 12 STOCK PLANS

  The Company's stock plans authorize the granting of incentive and non-qualified stock options and restricted stock to executives, key employees and directors of the Company. Stock options are granted at prices not less than the fair market value on the date of grant. Option terms, vesting and exercise periods vary except that the term of an option may not exceed ten years. Certain options provide, among other things, that in the event of a change in control, as defined, such options will become immediately exercisable. At December 31, 1996, approximately 531,000 shares were available for future grants under the Company's plans.

  In 1991, the Company granted 250,000 shares of restricted stock to an executive officer of the Company. The restrictions on these shares will be released at the rate of 25,000 shares per year upon the attainment of certain performance goals and the continued employment of the officer. These goals were attained in 1994 and 1996. The restrictions will be released in the event of a change in control of the Company. The unamortized restricted stock resulting from this stock award has been deducted from stockholders' equity and is being amortized over the periods earned.

  The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been determined based on the fair value at the grant date for stock option awards in 1995 and 1996 consistent with the provision of SFAS No. 123, the Company's net loss and loss per share for 1995 would have been increased by approximately $2,100,000 or $.15 per share, respectively and net income and earnings per share for 1996 would have been decreased by approximately $3,800,000 or $.27 per share, respectively. During the initial phase-in period of SFAS No. 123, such compensation may not be representative of the future effects of applying this statement.

  The weighted average fair value at date of grant for options granted during 1996 and 1995 was $4.11 and $4.99 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1996 and 1995, respectively: expected stock price volatility 35% and 39%; expected lives of options of six and three years; expected dividend rate of $.12 per year and risk free interest rate of 6.26% and 5.81%. The pro forma effect for 1995 does not take into account grants made prior to 1995.

  Information regarding these option plans for 1996, 1995 and 1994 is as follows:

                                            1996              1995         1994
                                      ----------------- ----------------- ------
                                              WEIGHTED-         WEIGHTED-
                                               AVERAGE           AVERAGE
                                              EXERCISE          EXERCISE
   (SHARES IN THOUSANDS)              SHARES    PRICE   SHARES    PRICE   SHARES
   ---------------------              ------  --------- ------  --------- ------
   Options outstanding beginning of
    year............................. 4,926    $14.10   4,479    $11.77    5,604
   Exercised.........................  (216)     9.34    (167)     9.21   (2,672)
   Granted........................... 1,436     13.10     776     16.18    1,589
   Cancelled or forfeited............  (489)    17.64    (162)    20.13     ( 42)
                                      -----             -----             ------
   Options outstanding end of year... 5,657    $13.72   4,926    $14.10    4,479
                                      =====             =====             ======

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

  The following table summarizes information about stock options outstanding at December 31, 1996:

                                   OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                            --------------------------------- ---------------------
                                         WEIGHTED-
   (SHARES IN THOUSANDS)                  AVERAGE   WEIGHTED-             WEIGHTED-
                              NUMBER     REMAINING   AVERAGE    NUMBER     AVERAGE
   RANGE OF                 OUTSTANDING CONTRACTUAL EXERCISE  EXERCISABLE EXERCISE
   EXERCISE PRICES          AT 12/31/96    LIFE       PRICE   AT 12/31/96   PRICE
   ---------------------    ----------- ----------- --------- ----------- ---------
   $ 6.63 to $ 9.75........      258      4 years     $8.62        258      $8.62
   10.25 to 13.75..........    3,407      6 years     11.73      3,097      11.66
   14.25 to 18.875.........      926      7 years     16.21        926      16.21
   19.125 to 20.125........    1,066      8 years     19.14      1,066      19.14
                               -----                             -----
                               5,657                             5,347
                               =====                             =====

NOTE 13 COMMITMENTS AND CONTINGENCIES

LEASES

  The Company leases certain of its manufacturing, distribution and office facilities as well as some transportation and manufacturing equipment under noncancellable leases expiring at various dates through the year 2017. Certain real estate leases contain escalation clauses and generally provide for payment of various occupancy costs.

  Minimum future lease obligations on noncancellable leases in effect at December 31, 1996 are as follows:

                                                       CAPITAL    OPERATING
      YEAR ENDING DECEMBER 31,                         LEASES      LEASES
      ------------------------                       ----------- -----------
       1997                                          $ 1,115,000 $11,912,000
       1998                                            1,161,000  10,889,000
       1999                                            1,143,000   9,819,000
       2000                                              138,000   8,013,000
       2001                                               32,000   7,139,000
       Subsequent years through 2017                   7,000,000  43,816,000
                                                     ----------- -----------
      Net minimum lease payments                      10,589,000 $91,588,000
      Amount representing interest                       407,000
                                                     -----------
      Present value of net minimum lease payments    $10,182,000
       (including $951,000 payable within one year)  ===========

  Rental expense for operating leases amounted to approximately $19,645,000 in 1996, $19,883,000 in 1995 and $19,993,000 in 1994.

HOOVER TREATED WOOD PRODUCTS, INC.

  Hoover Treated Wood Products, Inc. ("Hoover"), a wholly-owned subsidiary of Ply Gem, is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated interior wood products. Hoover has not manufactured or sold these products since August, 1988. The number of lawsuits pending has declined significantly from earlier periods. Most of the suits have been resolved by dismissal or settlement with settlements being paid out of insurance proceeds or other third party recoveries. Hoover and Ply Gem are vigorously defending the suits which remain pending and defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement by Hoover with suppliers of material used in the production of interior treated wood products.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

  Hoover and Ply Gym have engaged in coverage litigation with their insurers and have settled their coverage claims with a majority of the insurers. Ply Gem believes that the remaining coverage disputes will be resolved on a satisfactory basis and a substantial amount of additional coverage will be available to Hoover. In reaching this belief, it has analyzed Hoover's insurance coverage and the status of the coverage litigation, considered its history of settlements with primary and excess insurers and consulted with counsel.

  Hoover has recorded a receivable at December 31, 1996 for approximately $8.9 million for the estimated proceeds and recoveries related to insurance matters discussed above and recorded an accrual for the same amount for its estimated cost to resolve those matters not presently covered by existing settlements with insurance carriers and suppliers.

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

LETTERS OF CREDIT

  At December 31, 1996 approximately $20 million of letters of credit issued by the Company's banks were outstanding, principally in connection with certain financing transactions.

OTHER

  Ply Gem and its subsidiaries are subject to legal actions from time to time which have arisen in the ordinary course of its business. In the opinion of management, the resolution of these claims will not materially affect the financial position of the Company. The Company has various commitments for the purchase of materials arising in the ordinary course of business.

NOTE 14 QUARTERLY RESULTS (UNAUDITED)

                                             1ST       2ND      3RD      4TH
                                           QUARTER   QUARTER  QUARTER  QUARTER
                                           --------  -------- -------- --------
                                             (IN THOUSANDS EXCEPT PER SHARE
                                                          DATA)
     Year Ended December 31, 1996
       Net Sales.......................... $142,018  $212,079 $230,143 $190,688
       Gross Profit.......................   20,514    42,694   49,423   35,873
       Income (loss) Before Taxes ........   (4,753)    7,559   12,924    3,849
       Net Income (Loss)..................   (2,638)    4,157    6,915    2,020
       Per Share:
         Primary..........................     (.18)      .28      .45      .15
         Fully Diluted....................     (.18)      .28      .45      .15
     Year Ended December 31, 1995:
       Net Sales.......................... $162,934  $203,265 $210,973 $178,026
       Gross Profit.......................   24,862    34,149   37,444   28,191
       Income (loss) Before Taxes (1).....   (4,594)    1,618    4,365  (11,651)
       Net Income (Loss)..................   (2,665)    1,028    2,276   (8,041)
       Per Share:
         Primary..........................     (.18)      .07      .16     (.56)
         Fully Diluted....................     (.18)      .07      .16     (.56)

--------
(1) After charge of $12.0 million for the impairment of assets in the fourth quarter. See Note 4 to the consolidated financial statements.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  NONE

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 9, 1997.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 9, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 9, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on May 9, 1997.

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

  (a)(2) Financial Statement Schedule:

  Independent Auditors' Report on Financial Statement Schedule.

Schedule II--Valuation and Qualifying Accounts--Three Years Ended December 31, 1996.

  (b) Reports on Form 8-K

  None filed during the fourth quarter of 1996.

  (c) Exhibits:

   3(a)     Registrant's By-Laws as currently in effect is incorporated by reference herein from the Registrant's Annual Report on Form 10-K for the year ended December 31,
            1992, as amended by the Registrant's Current Report on Form 8-K as filed with the
            Securities and Exchange Commission on November 4, 1994.
   3(b)     Registrant's Certificate of Incorporation and all amendments thereto are incorporated by reference herein to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and the registrant's Quarterly Report on
            Form 10-Q for the quarterly period ended July 1, 1995.
10(iii)(a)  Registrant's 1989 Employee Incentive Stock Plan is incorporated by reference herein from the Registrant's Registration Statement on Form S-8 (Registration
            Number 33-28753), as amended by the Company's Registration Statement on Form S-8
            (Registration Number 33-52514).
10(iii)(b)  Registrant's 1989 Senior Executive Stock Option Plan is incorporated by reference herein from the Registrant's Registration Statement on Form S-8 (Registration
            Number 33-28752)
10(iii)(c)  Registrant's Executive Incentive Stock Option Plan is incorporated herein by reference from the Registrant's Registration Statement on Form S-8 (Registration
            Number 2-84279), as amended by the Registrant's Registration Statement on Form S-
            8 (Registration Number 33-52516).
10(iii)(d)  Employment agreements with Herbert P. Dooskin, Donald Kruse and Jeffrey S.
            Silverman are incorporated by reference herein from the Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1993. Employment agreement with Dana R. Snyder is incorporated by reference from the Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1995. Employee agreement with
            Michael Vagedes.
10(iii)(c)  Registrant's 1994 Employee Incentive Stock Plan is incorporated herein by reference from the Registrant's Registration Statement on Form S-8 (Registration
            No. 33-55035).
10(iii)(f)  Registrant's Group Profit-Sharing/401(k) Plan is incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-
            55037).
10(iii)(g)  Registrant's 1994 Incentive Compensation Plan is incorporated by reference herein from the Registrant's Annual Report on Form 10-K for the year ended December 31,
            1994.
    21      Subsidiaries of the Registrant.
    23      Consent of Independent Certified Public Accountants.
    27      Financial Data Schedule.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Ply Gem Industries, Inc.
                                          (Registrant)

                                                /s/ Jeffrey S. Silverman
                                          By __________________________________
                                             JEFFREY S. SILVERMAN, CHAIRMAN
                                                    (MARCH 27, 1997)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                NAMES                          TITLE                DATE

      /s/ Jeffrey S. Silverman         Chairman, Chief         March 27, 1997
_____________________________________   Executive Officer,
        JEFFREY S. SILVERMAN            (Principal
                                        Executive Officer)
                                        and Director

         /s/ Dana R. Snyder            President, Chief        March 27, 1997
_____________________________________   Operating Officer
           DANA R. SNYDER               and Director

       /s/ Herbert P. Dooskin          Executive Vice          March 27, 1997
_____________________________________   President
         HERBERT P. DOOSKIN             (Principal
                                        Financial Officer)
                                        and Director

           /s/ Jerome Baum             Controller (Chief       March 27, 1997
_____________________________________   Accounting Officer)
             JEROME BAUM

          /s/ Albert Hersh             Director                March 27, 1997
_____________________________________
            ALBERT HERSH

         /s/ Elihu H. Modlin           Director                March 27, 1997
_____________________________________
           ELIHU H. MODLIN

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
 Ply Gem Industries, Inc.

  In connection with our audit of the consolidated financial statements of Ply Gem Industries, Inc. referred to in our report dated February 25, 1997, which is included in the Annual Report on Form 10-K, we have also audited Schedule II for each of the three years in the period ended December 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                          Grant Thornton LLP

New York, New York
February 25, 1997

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

----------------------------------------------------------------------------------
        COLUMN A          COLUMN B        COLUMN C         COLUMN D      COLUMN E
----------------------------------------------------------------------------------
                                          ADDITIONS
                                    ---------------------
                                               CHARGED TO
                         BALANCE AT CHARGED TO   OTHER                  BALANCE AT
                         BEGINNING   COST AND   ACCOUNTS                  END OF
      DESCRIPTION        OF PERIOD   EXPENSES   DESCRIBE  DEDUCTIONS      PERIOD
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
Year ended December 31,
 1996
Allowance for doubtful
 accounts............... $4,511,000 $1,982,000            $2,987,000(a)
                                                             467,000(c) $3,039,000
Income tax valuation....    897,000    207,000                           1,104,000
Accumulated Amortiza-
 tion:
  Goodwill.............. 12,800,000  1,463,000                          14,263,000
  Other Intangibles.....  7,117,000    977,000                           8,094,000
  Patents/Trademarks....  8,971,000  1,585,000               780,000(d)  9,776,000

--------
(a) Uncollectible Receivables Net of Recoveries
(b) Fully Amortized
(c) Change Resulted from Sale of Receivables
(d) Write down of Intangible Assets

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

-----------------------------------------------------------------------------------
        COLUMN A           COLUMN B        COLUMN C         COLUMN D      COLUMN E
-----------------------------------------------------------------------------------
                                           ADDITIONS
                                     ---------------------
                                                CHARGED TO
                          BALANCE AT CHARGED TO   OTHER                  BALANCE AT
                          BEGINNING   COST AND   ACCOUNTS                  END OF
      DESCRIPTION         OF PERIOD   EXPENSES   DESCRIBE  DEDUCTIONS      PERIOD
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Year ended December 31,
 1995
Allowance for doubtful
 accounts...............  $6,353,000 $1,816,000            $3,347,000(a)
                                                              311,000(c) $4,511,000
Income tax valuation al-
 lowance................     897,000                                        897,000
Accumulated Amortiza-
 tion:
  Goodwill..............  11,605,000  1,489,000               294,000(b) 12,800,000
  Other Intangibles.....   6,106,000  1,011,000                           7,117,000
  Patents/Trademarks....   7,825,000  1,150,000                 4,000     8,971,000

--------
(a) Uncollectible Receivables Net of Recoveries
(b) Fully Amortized
(c) Change Resulted from Sale of Receivables

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

---------------------------------------------------------------------------------------
        COLUMN A           COLUMN B        COLUMN C            COLUMN D       COLUMN E
---------------------------------------------------------------------------------------
                                           ADDITIONS
                                     ---------------------
                                                CHARGED TO
                          BALANCE AT CHARGED TO   OTHER                      BALANCE AT
                          BEGINNING   COST AND   ACCOUNTS                      END OF
      DESCRIPTION         OF PERIOD   EXPENSES   DESCRIBE     DEDUCTIONS       PERIOD
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Year ended December 31,
 1994
Allowance for doubtful
 accounts...............  $7,197,000 $2,330,000               $2,518,000(a)  $6,353,000
                                                                 656,000(d)
Income tax valuation al-
 lowance................     669,000    228,000                                 897,000
Accumulated Amortiza-
 tion:
  Goodwill..............   9,863,000  1,482,000                 (260,000)(f) 11,605,000
  Other Intangibles.....  16,273,000  2,048,000  (26,000)(c)   3,650,000(b)   6,106,000
                                                               8,539,000(e)
  Patents/Trademarks....   6,677,000  1,148,000                               7,825,000

--------
(a) Uncollectible Receivables Net of Recoveries
(b) Fully Amortized
(c) Charge/(Credit) to Inventory
(d) Change Resulted from Sale of Receivables
(e) Write down of Intangible Assets
(f) Correction of prior period classification between Gross Cost and Accumulated Amortization