Form 10-Q
period 1997-03-31
PLY GEM INDUSTRIES INC
filed 1997-05-14
CIK 79209

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO __________


COMMISSION FILE NUMBER   1-4087
                       ----------

                           PLY GEM INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


DELAWARE                                               11-1727150
------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


    777 THIRD AVENUE, NEW YORK, NEW YORK                   10017
------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


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
                                               ------

          INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:


    CLASS                                     OUTSTANDING AT MAY 8, 1997
---------------------------------------       -------------------------------
COMMON STOCK, PAR VALUE $.25 PER SHARE        13,926,978  SHARES

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)

                                           MARCH  31,           DECEMBER 31,
ASSETS                                       1997                  1996
------                                    -----------           -----------
                                          (UNAUDITED)
CASH AND CASH EQUIVALENTS                 $  5,979              $  9,924
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
  OF $3,235; $3,039 IN 1996                 39,027                28,003
INVENTORIES                                107,886                92,983
PREPAID AND DEFERRED INCOME TAXES           11,571                10,905
OTHER CURRENT ASSETS                        14,284                12,975
                                          --------              --------
     TOTAL CURRENT ASSETS                  178,747               154,790

PROPERTY, PLANT AND EQUIPMENT - AT COST
  NET OF ACCUMULATED DEPRECIATION AND
  AMORTIZATION OF $66,113; $62,757 IN
  1996                                      94,286                90,681
PATENTS AND TRADEMARKS, NET OF
  ACCUMULATED AMORTIZATION OF
  $10,053; $9,776 IN 1996                   13,523                13,793
OTHER INTANGIBLE ASSETS - NET               14,587                14,794
COST IN EXCESS OF NET ASSETS ACQUIRED -
  NET                                       21,252                21,618
OTHER ASSETS                                17,549                17,771
                                          --------              --------
     TOTAL ASSETS                         $339,944              $313,447
                                          ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
ACCOUNTS PAYABLE AND ACCRUED EXPENSES     $ 64,215              $ 66,768
CURRENT MATURITIES OF LONG-TERM DEBT
  AND CAPITAL LEASES                         1,404                 1,380
                                          --------              --------
     TOTAL CURRENT LIABILITIES              65,619                68,148

LONG-TERM DEBT                             104,241                73,166
CAPITAL LEASES                               8,910                 9,231
OTHER LIABILITIES                           17,325                17,119

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $.01 PAR VALUE;
    AUTHORIZED 5,000,000 SHARES; NONE
    ISSUED                                      --                    --
  COMMON STOCK, $.25 PAR VALUE;
    AUTHORIZED
    60,000,000 SHARES; ISSUED
    17,685,211;
    17,676,450 IN 1996                       4,421                 4,419
  ADDITIONAL PAID-IN CAPITAL               149,600               149,226
  RETAINED EARNINGS                         60,519                61,993
  LESS: TREASURY STOCK-AT COST
    (3,766,383 SHARES; 3,687,954 IN
    1996)                                   65,009                63,936
            UNAMORTIZED RESTRICTED
              STOCK AND NOTE RECEIVABLE      5,682                 5,919
                                          --------              --------
            TOTAL STOCKHOLDERS' EQUITY     143,849               145,783
                                          --------              --------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY               $339,944              $313,447
                                          ========              ========

              SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                              QUARTER ENDED
                                          ----------------------
                                          MARCH 31,   MARCH 31,
                                             1997        1996
                                          ----------  ----------
NET SALES                                  $162,812    $142,018
COST OF GOODS SOLD                          135,998     121,504
                                           --------    --------
     GROSS PROFIT                            26,814      20,514
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                    26,575      23,397
                                           --------    --------
     INCOME (LOSS) FROM OPERATIONS              239      (2,883)
INTEREST EXPENSE                             (1,668)     (1,824)

OTHER EXPENSE, NET                             (484)        (46)
                                           --------    --------
     LOSS BEFORE INCOME TAXES                (1,913)     (4,753)
INCOME TAX BENEFIT                             (861)     (2,115)
                                           --------    --------
     NET LOSS                              $ (1,052)   $ (2,638)
                                           ========    ========
LOSS PER SHARE:
     PRIMARY                               $   (.08)      $(.18)
     FULLY DILUTED                             (.08)        (18)

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING:
     PRIMARY                                 13,857      14,324
     FULLY DILUTED                           13,857      14,324
CASH DIVIDENDS PER SHARE                   $    .03        $.03

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                        QUARTER ENDED
                                          -----------------------------------------
                                               MARCH 31,             MARCH 31,
                                                  1997                 1996
                                          --------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
----------------------------------------
NET LOSS                                             $ (1,052)            $ (2,638)
ADJUSTMENTS TO RECONCILE NET  LOSS
 TO NET CASH USED IN OPERATING
  ACTIVITIES:
   DEPRECIATION AND AMORTIZATION          $  4,214              $ 3,835
   PROVISION FOR DOUBTFUL ACCOUNTS             587                  461
   CHANGES IN ASSETS AND LIABILITIES:
    ACCOUNTS RECEIVABLE                    (11,611)              (9,991)
    INVENTORIES                            (14,903)              (8,246)
    PREPAID AND DEFERRED INCOME TAXES         (667)              (1,866)
    OTHER CURRENT ASSETS                    (1,308)              (1,394)
    ACCOUNTS PAYABLE AND ACCRUED
     EXPENSES                               (2,238)                 372
    OTHER                                      106    (25,820)   (1,484)   (18,313)
                                          --------   --------   -------   --------
    NET CASH USED IN OPERATING
     ACTIVITIES                                       (26,872)             (20,951)
                                                     --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  ADDITIONS TO PROPERTY, PLANT AND
   EQUIPMENT                                           (6,969)              (3,945)
  OTHER                                                     -                  101
                                                     --------             --------
  NET CASH USED IN INVESTING ACTIVITIES                (6,969)              (3,844)
                                                     --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  PURCHASE OF TREASURY SHARES                          (1,073)              (2,158)
  NET CHANGE IN REVOLVING NOTE
   BORROWINGS WITH ORIGINAL
   MATURITY OF 90 DAYS OR LESS                         31,160               26,367
  CASH DIVIDENDS                                         (421)                (441)
  OTHER                                                   230                  547
                                                     --------             --------
  NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                          29,896               24,315
                                                     --------             --------
  NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                         (3,945)                (480)
  CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                  9,924                8,107
                                                     --------             --------
  CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                            $  5,979             $  7,627
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

  NOTE 2 - THE MAJOR CLASSES OF INVENTORIES WERE AS FOLLOWS:

                            (IN THOUSANDS)

                   MARCH 31, 1997  DECEMBER 31, 1996
                   --------------  -----------------
Finished goods        $ 61,908         $53,833
Work in process         12,000           9,724
Raw materials           33,978          29,426
                      --------         -------
                      $107,886         $92,983
                      ========         =======

  NOTE 3 - Loss per share of common stock are based on the weighted average number of shares outstanding during each of the periods. Common stock equivalents were not used because the results would be anti-dilutive.

       In February 1997, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The new standard would have had no effect on the Company's first quarter loss per share.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


  NOTE 4 - Supplemental cash flow information for the quarterly periods are as follows:

                             (In Thousands)
                     March 31, 1997  March 31, 1996
                     --------------  --------------
Interest paid            $1,484          $1,412
Income taxes paid           830             154


  NOTE 5 - The accumulated amortization of cost in excess of net assets acquired and other intangible assets are $22,930,000 at March 31, 1997 and $22,357,000 at December 31, 1996.

  NOTE 6 - The Company's loan agreements with its banks require the Company to maintain a specified leverage ratio, fixed charge ratio and tangible net worth levels and maintain certain financial ratios, among its provisions. Under the most restrictive of these covenants, at March 31, 1997 approximately $2,500,000 of retained earnings was available for the payment of dividends in 1997.

  NOTE 7 - Hoover Treated Wood Products, Inc. ("Hoover"), a wholly-owned subsidiary of Ply Gem Industries, Inc. ("Ply Gem"), is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated interior wood products. Hoover has not manufactured or sold these products since August, 1988. The number of lawsuits pending has declined significantly from earlier periods. Most of the suits have been resolved by dismissal or settlement with settlements being paid out of insurance proceeds or other third party recoveries. Hoover and Ply Gem are vigorously defending the suits which remain pending and defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement by Hoover with suppliers of material used in the production of interior treated wood products.

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

       Hoover has recorded a receivable at March 31, 1997 for approximately $8.5 million for the estimated proceeds and recoveries related to insurance matters discussed above and recorded an accrual for the same amount for its estimated cost to resolve those matters not presently covered by existing settlements with insurance carriers and suppliers.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


 NOTE 7 - CONTINUED

       In evaluating the effect of the lawsuits, a number of factors have been considered, including, the litigation history, the significant decline in the number of cases, the availability of various legal defenses and the likely availability of proceeds from additional insurance. Based on its evaluation, the Company believes that the ultimate resolution of the lawsuits and the insurance claims will not have a material effect upon the financial position of the Company.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 1997


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


 Results of Operations
 ---------------------

       Net sales for first quarter of 1997 were $162.8 million, an increase of approximately 15% over 1996 first quarter sales of $142.0 million. The sales growth was driven by strong demand for the Company's products, particularly in its Windows, Doors and Siding and Specialty Woods businesses. Approximately three-quarters of the consolidated sales growth was attributed to unit volume increases and the remainder to increases in average selling prices. Sales for the first quarter of 1996 were impacted by a harsh winter.

       Gross margins increased to 16.5% in 1997 from 14.4% in 1996 for the quarterly comparison periods. Gross profit for the first quarter of 1997 increased 31% to $26.8 million, as compared to prior year's gross profit of $20.5 million. Substantially all of the Company's businesses reported higher gross profit for the quarterly comparison periods. The significant improvement resulted primarily from improved productivity, lower unit freight costs and product mix.

       Selling, general and administrative expenses, as a percentage of net sales, were 16.3% for the first three months of 1997, approximately even with the comparison quarter.

       The Company recorded first quarter 1997 income from operations of $239,000 compared with an operating loss of $2.9 million reported in the first quarter of 1996. The significant improvement in income from operations in 1997 resulted primarily from revenue growth and improved operating results in the Company's businesses.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 1997


 Liquidity and Capital Resources
 -------------------------------

       The Company used $26.9 million in cash from operations during the first quarter of 1997 compared to $21.0 million in the corresponding 1996 period.
 The usage of cash was due to a planned inventory increase at one of the Company's subsidiaries in anticipation of strong demand for its products in the second and third quarters of 1997.

       Significant investing activities in the first quarter of 1997 include capital expenditures of $7.0 million primarily for expanded capacity in one of the Company's Windows, Doors and Siding subsidiaries. Significant first quarter 1997 financing activities related to the net increase in revolving credit borrowings of $31.2 million used principally to finance the seasonal working capital requirements and capital expenditures of the Company.

       The Company's current ratio improved to 2.7 to 1 at March 31, 1997 compared to 2.3 to 1 at December 31, 1996.

       The Company has a revolving credit facility with a syndicate of eleven banks which provides financing through February 1999. Availability under this facility was approximately $54 million at March 31, 1997.

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


 Item 6.     Exhibits and Reports on Form 8-K.

     (a)   Exhibits:  Exhibit 27 - Financial Data Schedule

     (b)   Reports:  None

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                March 31, 1997


                              S I G N A T U R E S



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Ply Gem Industries, Inc.
                                     ------------------------
                                     (Registrant)



Date:  May 14, 1997                   /s/ Herbert P. Dooskin
       ---------------------------    -----------------------
                                      Executive Vice President
                                      Principal Financial Officer