Form 10-Q
period 1997-06-30
PLY GEM INDUSTRIES INC
filed 1997-08-08
CIK 79209

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR
                                                            -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                                            --------------
        TO
           ----------------


COMMISSION FILE NUMBER  1-4087
                        ------

                           PLY GEM INDUSTRIES, INC.
--------------------------------------------------------------------------------
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
                                                   ------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.   YES  X      NO
                                         ---        ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:


    CLASS                                       OUTSTANDING AT JULY 28, 1997
--------------------------------------          ----------------------------
COMMON STOCK, PAR VALUE $.25 PER SHARE          14,623,679  SHARES

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                     JUNE 30,         DECEMBER 31,
ASSETS                                                                 1997              1996
----------------------------------------                        ------------------    -----------
                                                                   (UNAUDITED)
CASH AND CASH EQUIVALENTS                                       $  7,952              $  9,924
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
  OF $2,713; $3,039 IN 1996                                       45,937                28,003
INVENTORIES                                                      110,450                92,983
PREPAID AND DEFERRED INCOME TAXES                                 10,905                10,905
OTHER CURRENT ASSETS                                              14,931                12,975
                                                                --------              --------
     TOTAL CURRENT ASSETS                                        190,175               154,790

PROPERTY, PLANT AND EQUIPMENT - AT COST
  NET OF ACCUMULATED DEPRECIATION AND
  AMORTIZATION OF $69,084; $62,757 IN 1996                       101,543                90,681
PATENTS AND TRADEMARKS, NET OF ACCUMULATED
  AMORTIZATION OF  $10,331; $9,776 IN 1996                        13,255                13,793
OTHER INTANGIBLE ASSETS - NET                                     14,380                14,794
COST IN EXCESS OF NET ASSETS ACQUIRED - NET                       20,887                21,618
OTHER ASSETS                                                      18,220                17,771
                                                                --------              --------
     TOTAL ASSETS                                               $358,460              $313,447
                                                                ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                           $ 70,755              $ 66,768
CURRENT MATURITIES OF LONG-TERM DEBT AND CAPITAL LEASES            1,528                 1,380
                                                                --------              --------
     TOTAL CURRENT LIABILITIES                                    72,283                68,148

LONG-TERM DEBT                                                   111,496                73,166
CAPITAL LEASES                                                     8,656                 9,231
OTHER LIABILITIES                                                 18,819                17,119

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $.01 PAR VALUE;
    AUTHORIZED 5,000,000 SHARES; NONE ISSUED                          -                     -
  COMMON STOCK, $.25 PAR VALUE; AUTHORIZED
    60,000,000 SHARES; ISSUED 17,747,957;
    17,676,450 IN 1996                                             4,437                 4,419
  ADDITIONAL PAID-IN CAPITAL                                     150,059               149,226
  RETAINED EARNINGS                                               63,129                61,993
  LESS: TREASURY STOCK-AT COST
    (3,764,278 SHARES; 3,687,954 IN 1996)                         64,766                63,936
        UNAMORTIZED RESTRICTED STOCK AND NOTE RECEIVABLE           5,653                 5,919
                                                                --------              --------
        TOTAL STOCKHOLDERS' EQUITY                               147,206               145,783
                                                                --------              --------
     TOTAL LIABILITIES AND                                      $358,460              $313,447
      STOCKHOLDERS' EQUITY                                      ========              ========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE DATA)



                                                     QUARTER ENDED
                                                -----------------------
                                                JUNE 30,        JUNE 30,
                                                 1997              1996
                                                --------        -------

NET SALES                                     $218,916          $212,079

COST OF GOODS SOLD                             177,405           169,385
                                              --------          --------
     GROSS PROFIT                               41,511            42,694

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES    30,050            32,591


MERGER EXPENSES                                  2,850                -
                                              --------          --------
     INCOME FROM OPERATIONS                      8,611            10,103

INTEREST EXPENSE                                (1,982)           (1,933)

OTHER EXPENSE, NET                                (754)             (611)
                                              --------          --------
     INCOME BEFORE INCOME TAXES                  5,875             7,559

INCOME TAXES                                     2,842             3,402
                                              --------          --------
     NET INCOME                               $  3,033          $  4,157
                                              ========          ========
EARNINGS PER SHARE:
     PRIMARY                                  $    .20          $    .28
     FULLY DILUTED                            $    .20               .28

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING:
     PRIMARY                                    16,586            16,102
     FULLY DILUTED                              16,586            16,102

CASH DIVIDENDS PER SHARE                      $    .03          $    .03

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                     SIX MONTHS
                                                        ENDED
                                                --------------------
                                                JUNE 30,   JUNE 30,
                                                  1997       1996
                                                ---------  ---------
NET SALES                                       $381,728   $354,097

COST OF GOODS SOLD                               313,403    290,889
                                                --------   --------
     GROSS PROFIT                                68,325     63,208

SELLING, GENERAL AND ADMINISTRATIVE  EXPENSES    56,626     55,988

MERGER EXPENSES                                   2,850          -
                                                --------   --------
     INCOME FROM OPERATIONS                       8,849      7,220

INTEREST EXPENSES                                 (3,649)    (3,757)

OTHER EXPENSE, NET                               (1,239)      (657)
                                               --------   --------
     INCOME BEFORE INCOME TAXES                   3,961      2,806

INCOME TAXES                                      1,981      1,287
                                               --------   --------
     NET INCOME                                $  1,980   $  1,519
                                               ========   ========
EARNINGS PER SHARE:
     PRIMARY                                   $    .14   $    .11
     FULLY DILUTED                                  .14        .11

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING:
     PRIMARY                                     13,842     14,251
     FULLY DILUTED                               13,842     14,251

CASH DIVIDENDS PER SHARE                       $    .06   $    .06

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                -----------------------------------------
                                                                      JUNE 30,             JUNE 30,
                                                                        1997                 1996
                                                                --------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
----------------------------------------
NET INCOME                                                                 $  1,980              $ 1,519
ADJUSTMENTS TO RECONCILE NET INCOME
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION                                   $  8,367              $  7,569
   PROVISION FOR DOUBTFUL ACCOUNTS                                   460                 1,526
   CHANGES IN ASSETS AND LIABILITIES:
     ACCOUNTS RECEIVABLE                                         (18,394)              (13,830)
     INVENTORIES                                                 (17,467)               (4,494)
     PREPAID AND DEFERRED INCOME TAXES                                 0                 1,272
     PREPAID EXPENSES AND OTHER CURRENT  ASSETS                   (1,956)               (2,241)
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                         4,479                 8,873

     RESTRUCTURING                                                  (492)               (4,294)
     OTHER                                                         1,251    (23,752)     3,550    (2,069)
                                                                --------   --------   --------   -------
     NET CASH USED IN OPERATING  ACTIVITIES                                 (21,772)                (550)
                                                                           --------              -------

CASH FLOWS FROM INVESTING ACTIVITIES
----------------------------------------
  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT                               (17,789)              (8,623)
  OTHER                                                                        243                  117
                                                                          --------              -------
  NET CASH USED IN INVESTING ACTIVITIES                                    (17,546)              (8,506)
                                                                          --------              -------

CASH FLOWS FROM FINANCING ACTIVITIES
----------------------------------------
  PURCHASE OF TREASURY SHARES                                               (1,808)              (4,630)
  PROCEEDS FROM BORROWINGS                                                   2,725                    -
  NET CHANGE IN REVOLVING NOTE BORROWINGS WITH ORIGINAL
   MATURITY OF 90 DAYS OR LESS                                               35,900                9,460
  CASH DIVIDENDS                                                               (844)                (868)
  OTHER                                                                       1,373                  992
                                                                             ------              -------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                  37,346                4,954
                                                                             ------              -------

  NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (1,972)              (4,102)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            9,924                8,107
                                                                           --------              -------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  7,952              $ 4,005
                                                                           ========              =======

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


NOTE 2 - ON JULY 24, 1997, PLY GEM INDUSTRIES, INC. ("THE COMPANY") ENTERED INTO AN AGREEMENT AND PLAN OF MERGER ("AGREEMENT") WITH NORTEK, INC. ("NORTEK") AND ITS SUBSIDIARY, NTK SUB, INC. (THE "PURCHASER") PURSUANT TO WHICH NORTEK COMMENCED ON JULY 29, 1997, A CASH TENDER OFFER TO PURCHASE ALL OF THE OUTSTANDING SHARES OF THE COMPANY FOR CASH CONSIDERATION OF $19.50 PER SHARE. THE AGREEMENT IS SUBJECT TO CUSTOMARY CONDITIONS, INCLUDING THE TENDER OF A MAJORITY OF THE OUTSTANDING SHARES, REGULATORY APPROVALS AND THE RECEIPT OF FINANCING. ALSO, ON JULY 24, 1997, THE COMPANY TERMINATED ITS JUNE 24, 1997 MERGER AGREEMENT WITH ATRIUM ACQUISITION HOLDINGS CORP. (ATRIUM), AN AFFILIATE OF HICKS, MUSE, TATE & FURST INCORPORATED. AS A RESULT, THE COMPANY PAID $12 MILLION TO ATRIUM WHICH WAS FUNDED BY THE SALE OF 640,000 SHARES OF THE COMPANY'S STOCK TO NORTEK FOR THE SAME AMOUNT.


NOTE 3 - THE MAJOR CLASSES OF INVENTORIES WERE AS FOLLOWS:


                            (IN THOUSANDS)
                   JUNE 30, 1997  DECEMBER 31, 1996
                   -------------  -----------------
FINISHED GOODS          $ 61,696            $53,833
WORK IN PROCESS           13,837              9,724
RAW MATERIALS             34,917             29,426
                        --------            -------
                        $110,450            $92,983
                        ========            =======

NOTE 4 - EARNINGS PER SHARE OF COMMON STOCK IS COMPUTED BY DIVIDING NET INCOME BY THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING. EARNINGS PER SHARE FOR THE SECOND QUARTER OF 1997 AND 1996 IS CALCULATED USING THE MODIFIED TREASURY STOCK METHOD, WHICH LIMITS THE ASSUMED PURCHASE OF TREASURY SHARES TO 20% OF THE OUTSTANDING COMMON SHARES.

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

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 4 - CONTINUED

PRESENTATION OF BASIC AND DILUTED EARNINGS PER SHARE TOGETHER WITH DISCLOSURE OF HOW THE PER SHARE AMOUNTS WERE COMPUTED. ADOPTION OF THE NEW STANDARD WOULD NOT HAVE HAD A MATERIAL EFFECT ON EARNINGS PER SHARE FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997.



NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION FOR THE SIX MONTH PERIODS ARE AS
FOLLOWS:

                            (IN THOUSANDS)
                     JUNE 30, 1997  JUNE 30, 1996
                     -------------  -------------
INTEREST PAID               $3,300         $3,156
INCOME TAXES PAID            1,098            387

NOTE 6 - THE ACCUMULATED AMORTIZATION OF COST IN EXCESS OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS ARE $23,502,000 AT JUNE 30, 1997 AND $22,357,000 AT DECEMBER 31, 1996.


NOTE 7 - THE COMPANY'S LOAN AGREEMENTS WITH ITS BANKS REQUIRE THE COMPANY TO MAINTAIN A SPECIFIED LEVERAGE RATIO, FIXED CHARGE RATIO AND TANGIBLE NET WORTH LEVELS AND MAINTAIN CERTAIN FINANCIAL RATIOS, AMONG ITS PROVISIONS. UNDER THE MOST RESTRICTIVE OF THESE COVENANTS, AT JUNE 30, 1997 APPROXIMATELY $1,900,000 OF RETAINED EARNINGS WAS AVAILABLE FOR THE PAYMENT OF DIVIDENDS IN 1997.


NOTE 8 - DURING THE SECOND QUARTER OF 1997, THE BOARD OF DIRECTORS ADOPTED RESOLUTIONS PROVIDING FOR SEVERANCE PAYMENTS IN THE EVENT OF A CHANGE IN CONTROL AND SUBSEQUENT TERMINATION, AS DEFINED, TO CERTAIN DESIGNATED EMPLOYEES OF THE COMPANY. AT JUNE 30, 1997, THE MAXIMUM AMOUNT PAYABLE WOULD BE APPROXIMATELY
$5 MILLION.


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


NOTE 9 - CONTINUED

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

     HOOVER HAS RECORDED A RECEIVABLE AT JUNE 30, 1997 FOR APPROXIMATELY $7.5 MILLION FOR THE ESTIMATED PROCEEDS AND RECOVERIES RELATED TO INSURANCE MATTERS DISCUSSED ABOVE AND RECORDED AN ACCRUAL FOR THE SAME AMOUNT FOR ITS ESTIMATED COST TO RESOLVE THOSE MATTERS NOT PRESENTLY COVERED BY EXISTING SETTLEMENTS WITH INSURANCE CARRIERS AND SUPPLIERS.

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

     TWO PURPORTED STOCKHOLDERS OF THE COMPANY, FILED A COMPLAINT IN DELAWARE CHANCERY COURT AGAINST THE COMPANY AND ITS BOARD OF DIRECTORS ("BOARD"). THE COMPLAINT PURPORTS TO BE BROUGHT ON BEHALF OF A CLASS CONSISTING (WITH CERTAIN EXCEPTIONS) OF ALL STOCKHOLDERS OF THE COMPANY, AND CHALLENGES AS INADEQUATE TO SUCH STOCKHOLDERS THE CONSIDERATION TO BE PAID IN CONNECTION WITH THE JUNE 24, 1997 MERGER AGREEMENT WITH ATRIUM (THAT HAS SUBSEQUENTLY BEEN TERMINATED IN CONNECTION WITH THE EXECUTION OF THE JULY 24, 1997 AGREEMENT WITH NORTEK REFERRED TO IN NOTE 2). THE COMPLAINT ALLEGES, AMONG OTHER THINGS, THAT THE PROPOSED PRICE TO BE PAID PURSUANT TO THE MERGER AGREEMENT WITH ATRIUM IS INADEQUATE, AND THAT THE BOARD BREACHED THEIR FIDUCIARY DUTIES IN AGREEING TO IT. THE COMPANY AND ITS BOARD BELIEVE THE COMPLAINT TO BE WITHOUT MERIT.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   QUARTER AND SIX MONTHS ENDED JUNE 30, 1997


     WHEN USED IN THIS DISCUSSION, THE WORDS "BELIEVES", "ANTICIPATES", "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO REPUBLISH REVISED FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE ALSO URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY, IN THIS REPORT, AS WELL AS IN THE COMPANY'S PERIODIC REPORTS ON FORMS 10-K, 10-Q AND 8-K AND OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

     ON JULY 24, 1997, THE COMPANY ENTERED INTO AN AGREEMENT WITH NORTEK AND THE PURCHASER PURSUANT TO WHICH NORTEK COMMENCED ON JULY 29, 1997, A CASH TENDER OFFER TO PURCHASE ALL OF THE OUTSTANDING SHARES OF THE COMPANY FOR CASH CONSIDERATION OF $19.50 PER SHARE. THE AGREEMENT IS SUBJECT TO CUSTOMARY CONDITIONS, INCLUDING THE TENDER OF A MAJORITY OF THE OUTSTANDING SHARES, REGULATORY APPROVALS AND THE RECEIPT OF FINANCING. THE FOREGOING SUMMARY OF SUCH AGREEMENT IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH AGREEMENT WHICH IS FILED AS AN EXHIBIT HERETO. ALSO, ON JULY 24, 1997, THE COMPANY TERMINATED ITS JUNE 24, 1997 MERGER AGREEMENT WITH ATRIUM. AS A RESULT, THE COMPANY PAID $12 MILLION TO ATRIUM WHICH WAS FUNDED BY THE SALE OF 640,000 SHARES OF THE COMPANY'S STOCK TO NORTEK FOR THE SAME AMOUNT.

RESULTS OF OPERATIONS
---------------------

     NET SALES FOR THE SECOND QUARTER OF 1997 TOTALED $218.9 MILLION, AN INCREASE OF 3.2% OVER THE SAME PERIOD IN 1996. FOR THE SIX MONTHS ENDED JUNE 30, 1997, NET SALES INCREASED 7.8% FROM $354.1 MILLION IN 1996 TO $381.7 MILLION IN 1997. THREE OUT OF FOUR OF THE COMPANY'S BUSINESS GROUPS REPORTED INCREASED SALES IN 1997 WHEN COMPARED TO 1996. APPROXIMATELY THREE-QUARTERS OF THE CONSOLIDATED SALES GROWTH FOR THE PERIODS WAS ATTRIBUTED TO UNIT VOLUME INCREASES AND THE REMAINDER TO INCREASES IN AVERAGE SELLING PRICES.

     GROSS MARGINS WERE 19.0% IN THE SECOND QUARTER OF 1997 COMPARED WITH 20.1% FOR THE SAME PERIOD IN 1996. GROSS MARGINS FOR THE FIRST HALF OF 1997 AND 1996 WERE 17.9%. GROSS MARGINS FOR THE QUARTER WERE AFFECTED BY HIGHER RAW MATERIAL COSTS, PARTICULARLY PVC RESIN AND COSTS ASSOCIATED WITH THE INTRODUCTION OF A NEW WINDOW PRODUCT LINE.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, AS A PERCENTAGE OF SALES, FOR THE 1997 SECOND QUARTER DECLINED TO 13.7% FROM 15.4% FOR THE CORRESPONDING PERIOD IN 1996. FOR THE SIX MONTH COMPARISON PERIODS, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES DECLINED TO 14.8% FROM 15.8%. THE IMPROVEMENT PRIMARILY RELATES TO THE COMPANY'S ONGOING EFFORT TO REDUCE SELLING, GENERAL AND ADMINISTRATIVE COSTS.

     INCOME FROM OPERATIONS FOR THE SECOND QUARTER OF 1997, EXCLUDING MERGER COSTS OF $2.9 MILLION, WAS $11.5 MILLION COMPARED WITH $10.1 MILLION RECORDED IN THE SECOND QUARTER OF 1996. EXCLUDING MERGER COSTS, INCOME FROM OPERATIONS FOR THE FIRST SIX MONTHS OF 1997 ADVANCED 62% TO $11.7 MILLION COMPARED WITH $7.2 MILLION FOR THE 1996 COMPARISON PERIOD. THE IMPROVEMENT RESULTED PRIMARILY FROM IMPROVED OPERATING RESULTS AS DISCUSSED IN THE PRECEDING PARAGRAPHS.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   QUARTER AND SIX MONTHS ENDED JUNE 30, 1997


RESULTS OF OPERATIONS - (CONTINUED)
-----------------------------------

     THE COMPANY'S EFFECTIVE TAX RATE IN THE SECOND QUARTER OF 1997 WAS 48.4%, WHICH COMPARES WITH 45.0% IN THE SECOND QUARTER OF 1996. THE EFFECTIVE TAX RATE FOR FIRST SIX MONTHS OF 1997 WAS 50% COMPARED WITH 45.9% RECORDED IN THE COMPARISON PERIOD. THE HIGHER EFFECTIVE TAX RATES ARE DUE PRIMARILY TO CERTAIN NON-DEDUCTIBLE MERGER COSTS.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     THE COMPANY USED $21.8 MILLION IN CASH FROM OPERATIONS DURING THE FIRST HALF OF 1997 COMPARED TO $.5 MILLION IN THE CORRESPONDING 1996 PERIOD. THE USAGE OF CASH WAS DUE TO HIGHER LEVELS OF WORKING CAPITAL IN THE COMPANY'S WINDOWS, DOORS AND SIDING SUBSIDIARIES.

     SIGNIFICANT INVESTING ACTIVITIES IN THE FIRST QUARTER OF 1997 INCLUDE CAPITAL EXPENDITURES OF $17.8 MILLION PRIMARILY FOR EXPANDED CAPACITY IN ONE OF THE COMPANY'S WINDOWS, DOORS AND SIDING SUBSIDIARIES. SIGNIFICANT FIRST QUARTER 1997 FINANCING ACTIVITIES RELATED TO THE NET INCREASE IN REVOLVING CREDIT BORROWINGS OF $35.9 MILLION USED PRINCIPALLY TO FINANCE THE SEASONAL WORKING CAPITAL REQUIREMENTS AND CAPITAL EXPENDITURES OF THE COMPANY. THE COMPANY BORROWED $2.7 MILLION TO FINANCE THE PURCHASE OF ONE OF ITS FACILITIES WHICH IT HAD PREVIOUSLY LEASED.

     THE COMPANY'S CURRENT RATIO IMPROVED TO 2.6 TO 1 AT JUNE 30, 1997 COMPARED TO 2.3 TO 1 AT DECEMBER 31, 1996.

     THE COMPANY HAS A REVOLVING CREDIT FACILITY WITH A SYNDICATE OF ELEVEN BANKS WHICH PROVIDES FINANCING THROUGH FEBRUARY 1999. AVAILABILITY UNDER THIS FACILITY WAS APPROXIMATELY $46 MILLION AT JUNE 30, 1997.

     THE COMPANY ANTICIPATES THAT INTERNALLY GENERATED FUNDS FROM OPERATIONS, EXISTING CASH BALANCES AND THE COMPANY'S EXISTING CREDIT FACILITY SHOULD BE SUFFICIENT TO SATISFY ITS CASH REQUIREMENTS OVER THE NEXT TWELVE MONTHS.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES
                                 JUNE 30, 1997
                          PART II - OTHER INFORMATION


ALL ITEMS ARE INAPPLICABLE EXCEPT:

ITEM 1.     LEGAL PROCEEDINGS.

       SEE NOTE 9 TO THE CONSOLIDATED FINANCIAL STATEMENTS.


ITEM 2(C)

        ON JULY 24, 1997, PURSUANT TO A STOCK PURCHASE AGREEMENT BETWEEN THE REGISTRANT AND NORTEK, INC. ("NORTEK") DATED AS OF THAT DATE, THE REGISTRANT SOLD 640,000 SHARES OF ITS COMMON STOCK HELD IN TREASURY TO NORTEK AT A PRICE OF $18.75 PER SHARE. THE SALE CONSTITUTED A TRANSACTION BY AN ISSUER NOT INVOLVING A PUBLIC OFFERING IN ACCORDANCE WITH SECTION 4(2) OF THE SECURITIES ACT OF 1933, AND WAS THEREFORE EXEMPT FROM REGISTRATION UNDER SUCH ACT.


 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  (A) THE ANNUAL MEETING OF STOCKHOLDERS OF PLY GEM INDUSTRIES, INC. WAS HELD ON MAY 9, 1997.

  (B) THE DIRECTORS NAMED IN THE PROXY STATEMENT CONSTITUTING THE ENTIRE BOARD OF DIRECTORS WERE ELECTED TO ONE YEAR TERMS EXPIRING IN 1998, AS FOLLOWS:

                                 FOR      WITHHELD
                              ----------  --------
      HERBERT P. DOOSKIN      11,583,306   804,636
      JOSEPH GOLDENBERG       11,587,719   805,223
      ALBERT HERSH            11,575,921   812,021
      WILLIAM LILLEY          11,583,411   804,531
      ELIHU H. MODLIN         11,536,377   811,565
      JEFFREY S. SILVERMAN    11,578,965   808,977
      DANA R. SNYDER          11,583,410   808,532

THE NOTICE OF ANNUAL MEETING OF STOCKHOLDERS AND PROXY STATEMENT FOR PLY GEM INDUSTRIES, INC. DATED APRIL 11, 1997 WAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A OF THE ACT AND IS INCORPORATED HEREIN BY REFERENCE.


ITEM 5.
        THE INFORMATION CONTAINED IN THE REGISTRANT'S SOLICITION/RECOMMENDATION STATEMENT ON SCHEDULE 14D-9, AS AMENDED (THE "SCHEDULE 14D-9"), FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITH RESPECT TO THE TENDER OFFER MADE ON JULY 29, 1997 BY NTK SUB, INC., A WHOLLY OWNED SUBSIDIARY OF NORTEK, TO PURCHASE ALL OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK, IS INCORPORATED BY REFERENCE HEREIN.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (A)  EXHIBIT:  EXHIBIT 11 - SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE

                 EXHIBIT 27 - FINANCIAL DATA SCHEDULE

                 EXHIBIT 99.1 - THE AGREEMENT AND PLAN OF MERGER AMONG NORTEK,
                                NTK SUB, INC. AND REGISTRANT DATED AS OF JULY 24, 1997 (INCORPORATED BY REFERENCE HEREIN FROM
                                EXHIBIT 1 TO THE SCHEDULE 14D-9).

                 EXHIBIT 99.2 - THE STOCK PURCHASE AGREEMENT, DATED AS OF JULY
                                24, 1997, BETWEEN NORTEK AND REGISTRANT
                                (INCORPORATED BY REFERENCE HEREIN FROM EXHIBIT 5 TO THE SCHEDULE 14D-9).

                 EXHIBIT 99.3 - NON-COMPETE AND TERMINATION AGREEMENT, DATED AS
                                OF JULY 24, 1997, BETWEEN NORTEK, THE COMPANY AND JEFFREY S. SILVERMAN, AS AMENDED ON JULY 25, 1997 (INCORPORATED BY REFERENCE HEREIN FROM
                                EXHIBIT 7 TO THE SCHEDULE 14D-9).

                 EXHIBIT 99.4 - TERMINATION AND RELEASE AGREEMENT, DATED AS OF
                                JULY 24, 1997, BETWEEN NORTEK, THE COMPANY AND HERBERT P. DOOSKIN, AS AMENDED ON JULY 25, 1997. (INCORPORATED BY REFERENCE HEREIN FROM EXHIBIT 8 TO THE SCHEDULE 14D-9).

                 EXHIBIT 99.5 - REGISTRATION RIGHTS AGREEMENT, DATED AS OF JULY
                                24, 1997, BETWEEN NORTEK AND THE COMPANY,
                                (INCORPORATED BY REFERENCE HEREIN FROM EXHIBIT 6 TO THE SCHEDULE 14D-9).

                 EXHIBIT 99.6 - FIRST AMENDED AND RESTATED STOCKHOLDERS
                                AGREEMENT, DATED AS OF JULY 24, 1997 AMONG
                                ATRIUM ACQUISITION CORP., ATRIUM/PG ACQUISITION CORP., JEFFREY S. SILVERMAN, DANA R. SNYDER AND HERBERT P. DOOSKIN, THE COMPANY, NORTEK AND OFFEROR. (INCORPORATED BY REFERENCE HEREIN FROM
                                EXHIBIT 11 TO THE SCHEDULE 14D-9.)


  (B) ON JUNE 25, 1997, THE COMPANY FILED A REPORT ON FORM 8K, REPORTING THAT ON JUNE 24, 1997 THE COMPANY ENTERED INTO AN AGREEMENT AND PLAN OF MERGER WITH ATRIUM.

                   PLY GEM INDUSTRIES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                 JUNE 30, 1997


                              S I G N A T U R E S


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                    PLY GEM INDUSTRIES, INC.
                                    ------------------------
                                    (REGISTRANT)



DATE:  AUGUST 8, 1997                    /S/ HERBERT P. DOOSKIN
       -------------------------------   ------------------------
                                         EXECUTIVE VICE PRESIDENT
                                         PRINCIPAL FINANCIAL OFFICER